Form 10-K
period 2022-09-30
VISA INC.
filed 2022-11-16
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $365.5 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 9, 2022, there were 1,628,169,181 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 9,812,105 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2022.

Unless the context indicates otherwise, reference to “Visa,” “we,” “us,” “our” or “the Company” refers to Visa Inc. and its subsidiaries.
“Visa” and our other trademarks referenced in this report are Visa’s property. This report may contain additional trade names and trademarks of other companies. The use or display of other companies’ trade names or trademarks does not imply our endorsement or sponsorship of, or a relationship with these companies.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows as a result of the war in Ukraine; the ongoing effects of the COVID-19 pandemic, including the reopening of borders and resumption of international travel; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business
OVERVIEW
Visa is one of the world’s leaders in digital payments. Our purpose is to uplift everyone, everywhere by being the best way to pay and be paid. We facilitate global commerce and money movement across more than 200 countries and territories among a global set of consumers, merchants, financial institutions and government entities through innovative technologies.
Since Visa’s early days in 1958, we have been in the business of facilitating payments between consumers and businesses. As a trusted engine of commerce and with new ways to pay, we are working to provide payment solutions for everyone, everywhere. We are focused on extending, enhancing and investing in our proprietary network, VisaNet, to offer a single connection point for facilitating payment transactions to multiple endpoints through various form factors. Through our network, we offer products, solutions and services that facilitate secure, reliable and efficient money movement for participants in the ecosystem.
•We facilitate secure, reliable and efficient money movement among consumers, issuing and acquiring financial institutions, and merchants. We have traditionally referred to this as the “four-party” model. Please see Our Core Business discussion below. As the payments ecosystem continues to evolve, we have broadened this model to include digital banks, digital wallets and a range of financial technology companies (fintechs), governments and non-governmental organizations (NGOs). We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet, our advanced transaction processing network. During fiscal year 2022, we saw 258 billion payments and cash transactions with Visa’s brand, equating to an average of 707 million transactions per day. Of the 258 billion total transactions, 193 billion were processed by Visa.
•We offer a wide range of Visa-branded payment products that our clients, including nearly 15,000 financial institutions, use to develop and offer core business solutions, including credit, debit, prepaid and cash access programs for individual, business and government account holders. During fiscal year 2022, Visa’s total payments and cash volume was $14 trillion, and 4.1 billion credentials(1) were available worldwide to be used at more than 80 million merchant locations, plus an estimated 20 million locations through payment facilitators.(1)
•We take an open partnership approach and seek to provide value by enabling access to our global network, including offering our technology capabilities through application programming interfaces (APIs). We partner with both traditional and emerging players to innovate and expand the payments ecosystem, allowing them to leverage the resources of our platform to scale and grow their businesses more quickly and effectively.
•We are accelerating the migration to digital payments and continue to evolve to be a “network of networks” to enable the movement of money through all available networks. We aim to provide a single connection point so that Visa clients can enable money movement for businesses, governments and consumers, regardless of which network is used to start or complete the transaction. This ultimately helps to unify a complex payments ecosystem. Visa’s network of networks approach creates opportunities by facilitating person-to-person (P2P), business-to-consumer (B2C), business-to-business (B2B), business-to-small business (B2b) and government-to-consumer (G2C) payments, in addition to consumer to business (C2B) payments.
•We provide value added services to our clients, including issuing solutions, acceptance solutions, risk and identity solutions, open banking and advisory services.
•We invest in and promote our brand to the benefit of our clients and partners through advertising, promotional and sponsorship initiatives with FIFA, the International Olympic Committee, the International Paralympic Committee and the National Football League (NFL), among others. We also use these sponsorship assets to showcase our payment innovations.
(1) Data provided to Visa by acquiring institutions and other third parties as of June 30, 2022.

FISCAL YEAR 2022 KEY STATISTICS

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
Visa earns revenue by facilitating money movement across more than 200 countries and territories among a global set of consumers, merchants, financial institutions and government entities through innovative technologies. Net revenues consist of service revenues, data processing revenues, international transaction revenues and other revenues, minus client incentive arrangements we have with our clients. We have one reportable segment, which is Payment Services. We generally do not experience any pronounced seasonality in our business.
Visa is not a financial institution. We do not issue cards, extend credit or set rates and fees for account holders of Visa products nor do we earn revenues from, or bear credit risk with respect to, any of these activities. Interchange reimbursement fees reflect the value merchants receive from accepting our products and play a key role in balancing the costs and benefits that account holders and merchants derive from participating in our payments networks. Generally, interchange reimbursement fees are collected from acquirers and paid to issuers. We establish default interchange reimbursement fees that apply absent other established settlement terms. In addition, we do not earn revenues from the fees that merchants are charged by acquirers for acceptance, including the MDR. Our acquiring clients are generally responsible for soliciting merchants as well as establishing and earning these fees.
Our net revenues in fiscal year 2022 consisted of the following:

Visa’s strategy is to accelerate our revenue growth in consumer payments, new flows and value added services, and fortify the key foundations of our business model.
We seek to accelerate revenue growth in three primary areas — consumer payments, new flows and value added services.
Consumer Payments
We remain focused on moving the trillions of consumer spending in cash and checks to cards and digital accounts on Visa’s network of networks.
Core Products
Visa’s growth has been driven by the strength of our core products — credit, debit and prepaid.
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
Enablers
We enable consumer payments and help our clients grow as digital commerce, new technologies and new participants continue to transform the payments ecosystem. Some examples include:
Tap to Pay
As we seek to improve the user experience in the face-to-face environment, contactless payments or tap to pay, which is the process of tapping a contactless card or mobile device on a terminal to make a payment, has emerged as a preferred way to pay among consumers in many countries around the world. Tap to pay adoption is growing and many consumers have come to expect touchless payment experiences.
Globally, we have more than 30 countries and territories with more than 90 percent contactless penetration and more than 90 countries where tap to pay is more than 50 percent of face-to-face transactions. Excluding the United States, more than 70 percent of face-to-face transactions globally were contactless. In the U.S., Visa has 28 percent contactless penetration and 495 million tap-to-pay-enabled Visa cards. We have activated more than 600 contactless public transport projects worldwide. In addition, we surpassed one billion contactless transactions on global transit systems in fiscal year 2022, an increase of 70% year over year.
Tokenization
Visa Token Service (VTS) brings trust to digital commerce innovation. As consumers increasingly rely on digital transactions, VTS is designed to enhance the digital ecosystem through improved authorization, reduced fraud and improved consumer experience. VTS helps protect digital transactions by replacing 16-digit Visa account numbers with a token that includes a surrogate account number, cryptographic information and other data to protect the underlying account information. This security technology can work for a variety of payment transactions, both in the physical and online space.
The provisioning of network tokens continues to accelerate. As of the end of fiscal year 2022, Visa provisioned more than 4 billion network tokens, surpassing the number of physical cards in circulation. The milestone reinforces Visa’s commitment to secure, seamless, digital payments, in-store and online.
Click to Pay
Click to Pay provides a simplified and more consistent cardholder checkout experience online by removing time-consuming key entry of personal information and enabling consumer and transaction data to be passed securely between payments network participants. Based on the EMV® Secure Remote Commerce industry standard, Click to Pay brings a standardized and streamlined approach to online checkout and meets the needs of consumers shopping across a growing number of connected devices. The goal of Click to Pay is to make digital payments safe, consistent and interoperable like the checkout experience in physical stores.

New Flows
Visa’s network of networks approach creates opportunities to capture new sources of money movement through card and non-card flows for consumers, businesses and governments around the world by facilitating P2P, B2C, B2B, B2b and G2C payments.
Visa Direct
Visa Direct is Visa’s global, real-time(2) payments network that helps facilitate the fast delivery of funds directly to eligible cards and bank accounts around the world. Visa Direct leverages Visa’s infrastructure to enable different transaction types and new money flows between parties for a wide range of use cases, such as P2P payments and account-to-account transfers, business and government payouts to individuals and small businesses, merchant settlements and refunds.
In fiscal year 2022, we had 5.9 billion Visa Direct transactions, an increase of 36 percent year over year, excluding Russia from both periods, and more than 60 use cases and 2,000 programs. Visa Direct connected 16 card-based networks, 66 automated clearing house (ACH) schemes, 11 real-time payment (RTP) networks and five gateways. With the addition of push-to-wallet capabilities to Visa Direct Payouts, which is an existing service that allows Visa financial institutions and its partners to send push-to-account and push-to-card payouts, Visa Direct will be able to provide access to nearly 7 billion cards, accounts and digital wallets across more than 190 countries and territories.
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
Visa B2B Connect is a multilateral B2B cross-border payments network designed to facilitate transactions from the bank of origin directly to the beneficiary bank, helping streamline settlement and optimize payments for financial institutions’ corporate clients. The network delivers B2B cross-border payments that are predictable, flexible, data-rich, secure and cost-effective. Visa B2B Connect continues to scale and is available in more than 100 countries and territories.
Visa Treasury as a Service
Aligned with our global network of networks strategy, we are focused on building the infrastructure that enables our clients to deliver cross-border products and services for their consumers. This includes a series of new solutions for our established cross-border consumer payments business as well as introducing new use cases enabled by our digitally native Currencycloud platform, which includes real-time foreign exchange rates, virtual accounts, and enhanced liquidity and settlement capabilities.
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

Issuing Solutions
Visa DPS is one of the largest issuer processors of Visa debit transactions in the world. In addition to multi-network transaction processing, Visa DPS also provides a wide range of value added services, including fraud mitigation, dispute management, data analytics, campaign management, a suite of digital solutions and contact center services. Our capabilities in API-based issuer processing solutions, like DPS Forward, allow our clients to create new payments use cases and provide them with modular capabilities for digital payments.
We also provide a range of other services and digital solutions to issuers, such as account controls, digital issuance, branded consumer experiences and Buy Now, Pay Later (BNPL) capabilities. BNPL or installment payments allow shoppers the flexibility to pay for a purchase in equal payments over a defined period of time. Visa is investing in installments as a payments strategy — by offering a portfolio of BNPL solutions for traditional clients, as well as installments providers, who use our cards and services to support a wide variety of installment options before, during or after checkout, in store and online.
Acceptance Solutions
Cybersource is a global payment management platform that provides modular, value added services in addition to the traditional gateway function of connecting merchants to payment processing. Using Cybersource, merchants of all sizes can improve the way their consumers engage, transact and mitigate fraud; help to lower operational costs; and adapt to changing business requirements. Cybersource white-labeled capabilities provide new and enhanced payment integrations with ecommerce platforms, enabling sellers and acquirers to provide tailored commerce experiences with payments seamlessly embedded. Cybersource enables an omnichannel solution with a cloud-based architecture to deliver more innovation at the point of sale.
In addition, Visa provides secure, reliable services for merchants and acquirers that reduce friction and drive acceptance. Examples include Global Urban Mobility, which supports transit operators to accept Visa contactless payments in addition to closed-loop payment solutions; and Visa Account Updater, which provides updated account information for merchants to help strengthen customer relationships and retention. Visa also offers dispute management services, including a network-agnostic solution from Verifi that enables merchants to prevent and resolve disputes with a single connection.
Risk and Identity Solutions
Visa’s risk and identity solutions transform data into insights for near real-time decisions and facilitate account holder authentication to help clients prevent fraud and protect account holder data. With the increasing popularity of omnichannel commerce and digital payments among consumers, fraud prevention helps increase trust in digital payments. Solutions such as Visa Advanced Authorization, Visa Secure, Visa Advanced Identity Score, Visa Consumer Authentication Service, and payment-decisioning solutions from CardinalCommerce empower financial institutions and merchants with tools that help automate and simplify fraud prevention and enhance payment security.
These value-added fraud prevention tools layer on top of a suite of programs that protect the safety and integrity of the payment ecosystem, and along with our investments in intelligence and technology, help to prevent, detect and mitigate threats. These programs and Visa’s fraud prevention expertise are among the core benefits of being part of the Visa network. Through the combined efforts of security and identity tools and services, payment and cyber intelligence, insights and learnings from client or partner breach investigations, and law enforcement engagement, Visa helps protect financial institutions and merchants from fraud and solve payment security challenges.
Open Banking
In March 2022, Visa acquired Tink AB (Tink), an open banking platform, to catalyze fintech innovation and accelerate the development and adoption of open banking securely and at scale. Visa’s open banking capabilities range from data access use cases, such as account verification, balance check and personal finance management, to payment initiation capabilities, such as account-to-account transactions and merchant payments. These capabilities can help our partner businesses deliver valuable services to their customers.
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
Security
Our in-depth, multi-layer security approach includes a formal program to devalue sensitive and/or personal data through various cryptographic means; embedded security in the software development lifecycle; identity and access management controls to protect against unauthorized access; and advanced cyber detection and response capabilities. We deploy security tools that help keep our clients and consumers safe. We also invest significantly in our comprehensive approach to cybersecurity. We deploy security technologies to strengthen data confidentiality, the integrity of our network and service availability to protect our core cybersecurity capabilities to minimize risk.
Brand
Visa’s strong brand helps deliver added value to our clients and their customers, financial institutions, merchants and partners through compelling brand expressions, a wide range of products and services as well as innovative brand and marketing efforts. In line with our commitment to an expansive and diverse range of partnerships for the benefit of our stakeholders, Visa is the only brand in the world that is a top sponsor of FIFA, the

Olympic Games, and the NFL and is one of the most active sponsors of women’s football around the world.
Talent
Attracting, developing and advancing the best talent globally is critical to our continued success. This year we grew our total workforce from approximately 21,500 in fiscal year 2021 to approximately 26,500 employees in fiscal year 2022, an increase of 23 percent year over year. Voluntary workforce turnover (rolling 12-month attrition) was 12.1 percent as of September 30, 2022. Visa employees are located in more than 80 countries and territories, with 54 percent located outside the U.S. At the end of fiscal year 2022, Visa’s global workforce was 58 percent men and 42 percent women, and women represented 36 percent of Visa’s leadership (defined as vice president level and above). In the U.S., ethnicity of our workforce was 41 percent Asian, 8 percent Black, 12 percent Hispanic, 3 percent Other and 36 percent White. For our U.S. leadership, the breakdown was 18 percent Asian, 7 percent Black, 13 percent Hispanic, 2 percent Other and 60 percent White.
Given Visa’s ambitious growth agenda, it is important to enable our employees to achieve their individual performance goals while also supporting personal career interests. This year we introduced several changes to career growth and planning at Visa, including new growth paths and tools that take into consideration the unique professional backgrounds, skills, accomplishments, and future performance goals of our employees. These tools support meaningful dialogue about performance and help drive development, retention and growth of top talent in a highly competitive talent market.
We have an unwavering commitment to valuing the unique identities of our employees and their contributions to Visa. In 2020, we established the Stand Together initiative in support of social justice and racial equality in the U.S. focused on our people, our community and our company. We are proud of the progress we have made. Our partnership with the Thurgood Marshall College Fund for the Visa Black Scholars and Jobs Program resulted in Visa’s inaugural class of 51 scholars participating in year-round programs and training aimed at developing their professional and technical skills this past year. We also welcomed the second cohort of 75 scholars this fall. Upon graduation, all scholars who have met their commitments will be offered a full-time job with Visa.
We continue to increase the number of underrepresented employees in the U.S. We are committed to recruiting and retaining diverse talent through employee development programs aimed at advancing their careers at Visa. As a company, we continue to partner with historically Black colleges and a generally more diverse set of universities to further develop our talent pipeline. Visa is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis. More details regarding our human capital management, as well as enhanced workforce disclosures that include our 2021 Consolidated EEO-1 Report and our 2021 Environmental, Social and Governance (ESG) Report, can be found on our website at visa.com/esg. See Available Information below.
For additional information, please see the section titled “Talent and Human Capital Management” in Visa’s 2022 Proxy Statement.
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
With our startup engagement programs, the Visa Everywhere Initiative and the Inclusive Fintech 50, early-stage companies can build payment solutions based on our capabilities. With the global Visa Fintech Partner Connect program, we are helping our clients tap into innovations emerging from the fintech community. The program is designed to help financial institutions quickly connect with a curated set of technology providers, helping Visa’s issuing partners create digital-first experiences.
MERGERS AND ACQUISITIONS, JOINT VENTURES AND STRATEGIC INVESTMENTS
Visa continually explores opportunities to augment our capabilities and provide meaningful value to our clients. Mergers and acquisitions, joint ventures and strategic investments complement our internal development and enhance our partnerships to align with Visa’s priorities. Visa applies a rigorous business analysis to our acquisitions, joint ventures and investments to ensure they will differentiate our network, provide value added services and accelerate growth.
In fiscal year 2022, we acquired The Currency Cloud Group Limited (Currencycloud), a global platform that enables financial institutions and fintechs to provide innovative, cross-border foreign exchange solutions. We also acquired Tink, an open banking platform that enables financial institutions, fintechs and merchants to build financial products and services and move money.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE
As a trusted brand, Visa has an opportunity and responsibility to contribute to a more inclusive, equitable and sustainable world. We believe that economies that include everyone everywhere, uplift everyone everywhere. As we build business resilience and long-term value, we are committed to managing the risks and opportunities that arise from ESG issues. We are focused on empowering people and economies; securing commerce and protecting customers; investing in our workforce; protecting the planet; and operating responsibly. Our 2021 ESG report, as well as other ESG-related resources are available on our website at visa.com/esg. See Available Information below.
INTELLECTUAL PROPERTY
We own and manage the Visa brand, which stands for acceptance, security, convenience, speed and reliability. Our portfolio of Visa-owned trademarks is important to our business. Generally, trademark registrations are valid indefinitely as long as they are in use and/or maintained. We give our clients access to these assets through agreements with our issuers and acquirers, which authorize the use of our trademarks in connection with their participation in our payments network. Additionally, we own a number of patents and patent applications related to our business and continue to pursue patents in emerging technologies that may have applications in our business. We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.
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
We compete against all forms of payment. This includes paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:
Global or Multi-Regional Networks: These networks typically offer a range of branded, general purpose card payment products that consumers can use at millions of merchant locations around the world. Examples include Mastercard, American Express, Discover, JCB and UnionPay. These competitors may be more concentrated in specific geographic regions, such as JCB in Japan and Discover in the U.S., or have a leading position in certain countries, such as UnionPay in China. See Item 1A—Risk Factors—Regulatory Risks—Government-imposed obligations and/or restrictions on international payment systems may prevent us from competing against providers in certain countries, including significant markets such as China and India. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world.
The following chart compares our network with these network competitors for calendar year 2021(1):

	Visa	Mastercard	American Express	JCB	Diners Club
Payments Volume ($B)	10,894	5,975	1,274	325	207
Total Volume ($B)	13,508	7,723	1,284	335	219
Total Transactions (B)	244	140	9	5	3
Cards (M)	3,936	2,579	122	144	66
(1)Mastercard, American Express, JCB and Diners Club / Discover data sourced from The Nilson Report issue 1224 (July 2022). Includes all consumer, small business and commercial credit, debit and prepaid cards. Mastercard excludes Maestro and Cirrus figures. American Express, Diners Club / Discover, and JCB include business from third-party issuers. JCB figures include other payment-related products and some figures are estimates.

Local and Regional Networks: Operated in many countries, these networks often have the support of government influence or mandate. In some cases, they are owned by financial institutions or payment processors. These networks typically focus on debit payment products, and may have strong local acceptance, and recognizable brands. Examples include STAR, NYCE, and Pulse in the U.S., Interac in Canada and eftpos in Australia.
Digital Wallet Providers: They continue to expand payment capabilities in person and online for consumers and merchants. While digital wallets can help drive Visa volumes, they can also be funded by non-card payment options.
Alternative Payments Providers: These providers, such as closed commerce ecosystems, BNPL solutions and cryptocurrency platforms, often have a primary focus of enabling payments through ecommerce and mobile channels; however, they are expanding or may expand their offerings to the physical point of sale. These companies may process payments using in-house account transfers between parties, electronic funds transfer networks like the ACH, global or local networks like Visa, or some combination of the foregoing. In some cases, these entities can be both a partner and a competitor to Visa.
Real-time Payment (RTP) Networks: RTP networks have launched in multiple markets, mainly driven by government sponsorship and regulatory intervention. These networks primarily focus on domestic transactions, with adoption varying by use cases and geographies. They can compete with Visa on consumer payments and other payment flows (e.g., B2B and P2P) but can be partners for value added services, such as risk management.
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
Value Added Service and New Flows Providers: We face competition from companies that provide alternatives to our value added services as well as new flows (e.g., Visa Direct and Visa B2B Connect). This includes a wide range of players, such as technology companies, information services and consulting firms, governments and merchant services companies. Regulatory initiatives could also lead to increased competition in these areas.
We believe our fundamental value proposition of security, convenience, speed and reliability as well as the number of credentials and our acceptance footprint help us to succeed. In addition, we understand the needs of the individual markets in which we operate and partner with local financial institutions, merchants, fintechs, governments, NGOs and business organizations to provide tailored and innovative solutions. We will continue to utilize our network of networks strategy to facilitate the movement of money. We believe Visa is well-positioned competitively due to our global brand, our broad set of payment products, new flows offerings and value added services, and our proven track record of processing payment transactions securely and reliably.
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

Government-Imposed Market Participation Restrictions: Certain governments, including China, India, Indonesia, Thailand and Vietnam, have taken actions to promote domestic payments systems and/or certain issuers, payments networks or processors, by imposing regulations that favor domestic providers, impose local ownership requirements on processors, require data localization or mandate that domestic processing be done in that country.
Interchange Rates and Fees: An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the U.S. Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) limits interchange reimbursement rates for certain debit card transactions in the U.S., the European Union (EU) IFR limits interchange rates in the European Economic Area (EEA) (as discussed below), and the Reserve Bank of Australia and the Central Bank of Brazil regulate average permissible levels of interchange.
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
Supervisory Oversight of the Payments Industry: Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the U.S., for example, the Federal Banking Agencies (FBA) (formerly known as the Federal Financial Institutions Examination Council) has supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FBA are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa also may be separately examined by the Consumer Financial Protection Bureau as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries/regions, including Europe, India, Ukraine and the United Kingdom (as discussed below), have recognized or designated Visa as a retail payment system under various types of financial stability regulations. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil and Hong Kong.
European and United Kingdom Regulations and Supervisory Oversight: Visa in Europe continues to be subject to complex and evolving regulation in the EEA and the UK.
There are a number of EU regulations that impact our business. As discussed above, the IFR regulates interchange rates within the EEA, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization and decision-making purposes within the EEA and imposes limitations on network exclusivity and routing. National competent authorities in the EEA are responsible for monitoring and enforcing the IFR in their markets. We are also subject to regulations governing privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other regulations in Europe, such as the second Payment Services Directive (PSD2), require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players. PSD2 also includes strong customer authentication requirements for certain transactions that could impose both operational complexity on Visa and negatively impact consumer payment experiences. Visa Europe is also subject to supervisory oversight by the European Central Bank and other national competent authorities in Europe.

In the UK, Visa Europe is designated as a Recognized Payment System, bringing it within the scope of the Bank of England’s supervisory powers and subject to various requirements, including on issues such as governance and risk management designed to maintain the stability of the UK’s financial system. Visa Europe is also regulated by the UK’s Payment Systems Regulator (PSR), which has wide-ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the UK, and ensuring payment systems take care of, and promote, the interest of service-users. Post-Brexit, the UK has adopted various European regulations, including regulations that impact the payments ecosystem, such as the IFR and PSD2. The PSR is responsible for monitoring Visa Europe’s compliance with the IFR as adopted in the UK.
ESG and Sustainability: Certain governments around the world are adopting laws and regulations pertaining to ESG performance, transparency and reporting. Regulations may include mandated corporate reporting on ESG overall (e.g., Corporate Sustainability Reporting Directive) or in individual areas, such as mandated reporting on climate-related financial disclosures.
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
AVAILABLE INFORMATION
Our corporate website is visa.com/ourbusiness. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to the U.S. Securities Exchange Act of 1934, as amended, can be viewed at sec.gov and our investor relations website at investor.visa.com as soon as reasonably practicable after these materials are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). In addition, we routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our ESG, corporate responsibility and sustainability initiatives is also available on our website at visa.com/esg. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the SEC.

ITEM 1A. Risk Factors
Regulatory Risks
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. See Item 1—Business—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new rules or change existing rules; affect our existing contractual arrangements; increase our compliance costs; and require us to make our technology or intellectual property available to third parties, including competitors, in an undesirable manner. As discussed in more detail below, we may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use or protection, licensing requirements, and associated product technology. As a result, the Visa operating rules and our other contractual commitments may differ from country to country or by product offering. Complying with these and other regulations increases our costs and reduces our revenue opportunities.
If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our product offerings, services, fees and other important aspects of our business to comply with the regulations. Our compliance programs and policies are designed to support our compliance with a wide array of regulations and laws, such as anti-money laundering, anti-corruption, competition, money transfer services, privacy and sanctions, and we continually adjust our compliance programs as regulations evolve. However, we cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our global brands and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could negatively impact or reduce the number of Visa products our clients issue, the volume of payments we process, our revenues, our brands, our competitive positioning, our ability to use our intellectual property to differentiate our products and services, the quality and types of products and services we offer, the countries in which our products are used, and the types of consumers and merchants who can obtain or accept our products, all of which could harm our business and financial results.
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
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules and practices. For example:
•Regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. The Dodd-Frank Act also limits issuers’ and our ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. In October 2022, the Federal Reserve published a final rule effectively requiring issuers to ensure that at least two unaffiliated networks are available for routing card not present debit transactions by July 1, 2023. Various stakeholder groups are also advocating that the Federal Reserve further lower interchange fees on debit transactions and restrict the ability of payments networks to enter into certain incentive and growth agreements with issuers. In addition, there continues to be interest in further regulation of interchange fees and routing practices by members of Congress and state legislators in the U.S. In 2022, legislation was introduced in the U.S. House of Representatives and Senate, which among other things, would require large issuing banks to offer a choice of at least two unaffiliated networks over which electronic credit transactions may be processed. In Europe, the EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within the EEA (30 basis points and 20 basis points, respectively). EU member states have the ability to further reduce these interchange levels within their territories. The European Commission recently announced its intention to conduct another impact assessment of the IFR, which could result in even lower caps on interchange rates and the expansion of regulation to other types of products, services and fees. Several countries in Latin America are exploring regulatory measures against payments networks and have either adopted or are exploring interchange caps, including Argentina, Brazil, Chile and Costa Rica. In Asia Pacific, the Reserve Bank of Australia (RBA) completed its review of the country’s payment system regulations and adopted a series of measures, which include lower interchange rates for debit transactions. The RBA also continues to assess the potential merits of mandating co-badging and routing requirements on dual network debit cards. In addition, the New Zealand Parliament passed legislation capping domestic interchange rates for debit and credit products.
•While the focus of interchange regulation has primarily been on domestic rates historically, there is increasing focus on cross-border rates in recent years. For example, in 2019, we settled certain cross-border interchange rates with the European Commission. The UK’s PSR recently initiated two market reviews: one focusing on post-Brexit increases in interchange rates for transactions between the UK and Europe, and the other focusing on increases in scheme and processing fees in the UK. Meanwhile, Costa Rica became the first country to formally regulate cross-border interchange rates by direct regulation. Cross-border MDR is also regulated in Costa Rica and Turkey.
•Many governments including, but not limited to governments in India, Costa Rica and Turkey are using regulation to further drive down MDR, which could negatively affect the economics of our transactions. With increased lobbying by merchants and other industry participants, we are also beginning to see regulatory interest in network fees in the UK, Europe and Chile. Also, some countries in Latin America, like Peru, Argentina and Chile, are also relying on antitrust-driven regulatory actions that can have implications for how the payments ecosystem and four party model operate, including the enforceability of important network rules relating to honor all cards or products and cross-border acquiring. Other countries, like New Zealand, are adopting regulations that require us to seek government pre-approval of our network rules, which could also impact the way we operate in certain markets.
•Government regulations or pressure may also impact our rules and practices and require us to allow other payments networks to support Visa products or services, to have the other network’s functionality or brand marks on our products, or to share our intellectual property with other networks. As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. For instance, new products and capabilities, including tokenization, push payments, and new flows (e.g., Visa B2B Connect) could bring increased licensing or authorization requirements in the countries where the product or capability is offered. Furthermore, certain of our businesses are regulated as payment institutions or as money transmitters, subjecting us to various licensing, supervisory, and other requirements. In addition, the EU’s requirement to separate scheme and processing adds costs and impacts the execution of our commercial, innovation and product strategies.
Regulators around the world increasingly take note of each other’s approaches to regulating the payments industry. Consequently, a development in one jurisdiction may influence regulatory approaches in another. The risks created by a new law, regulation or regulatory outcome in one jurisdiction have the potential to be replicated and to negatively affect our business in another jurisdiction or in other product offerings. For example, our settlement with the European Commission on cross-border interchange rates has drawn preliminary attention from some regulators in other parts of the world. Similarly, new regulations involving one product offering may prompt regulators to extend the regulations to other product offerings. For example, credit payments could become subject to similar regulation as debit payments (or vice versa). The Reserve Bank of Australia initially capped credit interchange, but subsequently capped debit interchange as well.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. This may increase the attractiveness of other payments systems, such as our competitors’ closed-loop payments systems with direct connections to both merchants and consumers. We believe some issuers may react to such regulations by charging new or higher fees, or reducing certain benefits to consumers, which make our products less appealing to consumers. Some acquirers may elect to charge higher MDR regardless of the Visa interchange reimbursement rate, causing merchants not to accept our products or to steer customers to alternative payments systems or forms of payment. In addition, in an effort to reduce the expense of their payment programs, some issuers and acquirers have obtained, and may continue to obtain, incentives from us, including reductions in the fees that we charge, which directly impacts our revenues.
In addition, we are also subject to central bank oversight in a growing number of countries, including, Brazil, India, the UK and within the EU. Some countries with existing oversight frameworks are looking to further enhance their regulatory powers while regulators in other jurisdictions are considering or adopting approaches based on these regulatory principles. This oversight could result in new governance, reporting, licensing, cybersecurity, processing infrastructure, capital, or credit risk management requirements. We could also be required to adopt policies and practices designed to mitigate settlement and liquidity risks, including increased requirements to maintain sufficient levels of capital and financial resources locally, as well as localized risk management or governance. Increased oversight could also include new criteria for member participation and merchant access to our payments system.
Finally, policymakers and regulatory bodies in the U.S., Europe, and other parts of the world are exploring ways to reform existing competition laws to meet the needs of the digital economy, including restricting large technology companies from engaging in mergers and acquisitions, requiring them to interoperate with potential competitors, and prohibiting certain kinds of self-preferencing behaviors. While the focus of these efforts remains primarily on increasing regulation of large technology, e-commerce and social media companies, they could also have implications for other types of companies including payments networks, which could constrain our ability to effectively manage our business.
Government-imposed obligations and/or restrictions on international payment systems may prevent us from competing against providers in certain countries, including significant markets such as China and India.
Governments in a number of jurisdictions shield domestic payment card networks, brands and processors from international competition by imposing market access barriers and preferential domestic regulations. To varying degrees, these policies and regulations affect the terms of competition in the marketplace and undermine the competitiveness of international payments networks. Public authorities may impose regulatory requirements that favor domestic providers or mandate that domestic payments or data processing be performed entirely within that country, which could prevent us from managing the end-to-end processing of certain transactions.
In China, UnionPay remains the predominant processor of domestic payment card transactions and operates the predominant domestic acceptance mark. Although we have filed an application with the People’s Bank of China (PBOC) to operate a Bank Card Clearing Institution (BCCI) in China, the timing and the procedural steps for approval remain uncertain. The approval process might take several years, and there is no guarantee that the license to operate a BCCI will be approved or, if we obtain such license, that we will be able to successfully compete with domestic payments networks. Co-badging and co-residency regulations also pose additional challenges in markets where Visa competes with national networks for issuance and routing. Certain banks have issued dual-branded cards for which domestic transactions in China are processed by UnionPay and transactions outside of China are processed by us or other international payments networks. The PBOC is contemplating that dual-branded cards could be phased out over time as new licenses are issued to international companies to participate in China’s domestic payments market. Accordingly, we have been working with Chinese issuers to issue Visa-only branded cards for international travel, and later for domestic transactions after we obtain a BCCI license. However, notwithstanding such efforts, the phase out of dual-branded cards have decreased our payment volumes and impacted the revenue we generate in China.
UnionPay has grown rapidly in China and is actively pursuing international expansion plans, which could potentially lead to regulatory pressures on our international routing rule (which requires that international transactions on Visa cards be routed over VisaNet). Furthermore, although regulatory barriers shield UnionPay from competition in China, alternative payments providers such as Alipay and WeChat Pay have rapidly expanded into ecommerce, offline, and cross-border payments, which could make it difficult for us to compete even if our license is approved in China. NetsUnion Clearing Corp, a Chinese digital transaction routing system, and other such systems could have a competitive advantage in comparison with international payments networks.
Regulatory initiatives in India, including a data localization mandate passed by the government that suggests growing nationalistic priorities, has cost implications for us and could affect our ability to effectively compete with domestic payment providers. Furthermore, any inability to meet the requirements of the data localization mandate could impact our ability to do business in India. In Europe, with the support of the European Central Bank, a group of European banks have announced their intent to launch a pan-European payment system, the European Payments Initiative or EPI. While EPI subsequently announced a focus on account-to-account instant payments across a range of use cases, it is noteworthy that the purported motivation behind EPI is to reduce the risks of disintermediation of European providers by international technology companies and continued reliance on international payments networks for intra-Europe card transactions. Furthermore, regional groups of countries, such as the Gulf Cooperation Council (GCC) and a number of countries in Southeast Asia (e.g., Malaysia), have adopted or may consider, efforts to restrict our participation in the processing of regional transactions. The African Development Bank has also indicated an interest in supporting national payment systems in its efforts to expand financial inclusion and strengthen regional financial stability. Finally, some countries such as South Africa are mandating on-shore processing of domestic transactions. Geopolitical events, including sanctions, trade tensions or other types of activities have intensified any or all of these activities, which could adversely affect our business. For example, in the aftermath of U.S. and European sanctions against Russia and the decision by U.S. payments networks, including Visa to suspend operations in the country, Russia called for the BRICS countries (a five-country bloc made up of Brazil, Russia, India, China and South Africa), to lessen dependence on Western payment systems by, among other things, integrating payment systems and cards across member countries.
Finally, central banks in a number of countries, including those in Argentina, Australia, Brazil, Mexico and Canada, are in the process of developing or expanding national RTP networks with the goal of driving a greater number of domestic transactions onto these systems. Similarly, an increasing number of jurisdictions are exploring the concept of building central bank digital currencies for retail payments. If successfully deployed, these national payment platforms and digital currencies could have significant implications for Visa’s domestic and cross-border payments, including potential disintermediation.
Due to our inability to manage the end-to-end processing of transactions for cards in certain countries (e.g., Thailand), we depend on our close working relationships with our clients or third-party service providers to ensure transactions involving our products are processed effectively. Our ability to do so may be adversely affected by regulatory requirements and policies pertaining to transaction routing or on-shore processing. In general, national laws that protect or otherwise support domestic providers or processing may increase our costs; decrease our payments volumes and impact the revenue we generate in those countries; decrease the number of Visa products issued or processed; impede us from utilizing our global processing capabilities and controlling the quality of the services supporting our brands; restrict our activities; limit our growth and the ability to introduce new products, services and innovations; force us to leave countries or prevent us from entering new markets; and create new competitors, all of which could harm our business.
Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims, or fines against us.
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. For example, in Europe, data protection authorities have been increasingly ruling on cross-border data transfers in the wake of the July 2020 decision from the Court of Justice of the European Union known as Schrems II. Significant uncertainty exists as privacy and data protection laws that are interpreted and applied differently from country to country may have extra-territorial effects, and could create inconsistent or conflicting requirements. Although we have a global data privacy program that addresses the requirements applicable to our international business, our ongoing efforts to comply with U.S. state privacy and cybersecurity regulations, as well as rapidly emerging international privacy and data protection laws may increase the complexity of our compliance operations, entail substantial expenses, divert resources from other initiatives and projects, and could limit the services we are able to offer.
Furthermore, inconsistent local and regional regulations restricting location, movement, collection, use and management of data may limit our ability to innovate or compete in certain jurisdictions. For example, China adopted its first comprehensive privacy law, the Personal Information Protection Law (PIPL). Although certain details of PIPL are beginning to be clarified by the issuance of further regulatory clarification or guidance, Visa could be impacted more significantly if our license is approved and we begin processing domestic card transactions in China. Lastly, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
We may be subject to tax examinations or disputes, or changes in tax laws.
We exercise significant judgment and make estimates in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may limit their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service, the UK’s HM Revenue and Customs as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could harm our cash flow and financial position. In addition, changes in existing laws in the U.S. or foreign jurisdictions, including unilateral actions of foreign jurisdictions to introduce digital services taxes, or changes resulting from the Organization for Economic Cooperation and Development’s Program of Work, related to the revision of profit allocation and nexus rules and design of a system to ensure multinational enterprises pay a minimum level of tax to the countries where we earn revenue, may also materially affect our effective tax rate. A substantial increase in our tax payments could have a material, adverse effect on our financial results. See also Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations.
We are involved in numerous litigation matters, investigations, and proceedings asserted by civil litigants, governments, and enforcement bodies investigating or alleging, among other things, violations of competition and antitrust law, consumer protection law, privacy law and intellectual property law (these are referred to as “actions” in this section). Details of the most significant actions we face are described more fully in Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. These actions are inherently uncertain, expensive and disruptive to our operations. In the event we are found liable or reach a settlement in any action, particularly in a large class action lawsuit, such as one involving an antitrust claim entitling the plaintiff to treble damages in the U.S., or we incur liability arising from a government investigation, we may be required to pay significant awards, settlements or fines. In addition, settlement terms, judgments, orders or pressures resulting from actions may harm our business by influencing or requiring us to modify, among other things, the default interchange reimbursement rates we set, the Visa operating rules or the way in which we enforce those rules, our fees or pricing, or the way we do business. These actions or their outcomes may also influence regulators, investigators, governments or civil litigants in the same or other jurisdictions, which may lead to additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation brought against them, even if Visa is not a defendant.
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
The global payments space is intensely competitive. As technology evolves, new competitors or methods of payment emerge, and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic funds, virtual currency payments, global or multi-regional networks, other domestic and closed-loop payments systems, digital wallets and alternative payments providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, other emerging payment providers such as fintechs, other digital payments, technology companies that have developed payments systems enabled through online activity in ecommerce, social media, and mobile channels, as well as governments in a number of jurisdictions (e.g., Brazil and India) as discussed above, that are developing, supporting and/or operating national schemes, RTP networks and other payment platforms.
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
Certain of our competitors operate with different business models, have different cost structures or participate in different market segments. Those business models may ultimately prove more successful or more adaptable to regulatory, technological and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit or otherwise hinder our ability to compete for transactions within certain countries and regions. Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternative payments systems like Alipay and WeChat Pay, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the Dodd-Frank Act, the IFR in Europe, or RTP initiatives by governments such as the U.S. Federal Reserve’s FedNow or the Central Bank of Brazil’s Pix system may provide competitors with increased opportunities to derive competitive advantages from these business models, and may create new competitors, including in some cases the government itself. Similarly, regulation in Europe under PSD2 and the IFR may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on competitors. We also run the risk of disintermediation due to factors such as emerging technologies and platforms, including mobile payments, alternative payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing transactions. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
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
•many countries or regions are developing or promoting domestic networks, switches and RTP systems (e.g., U.S., India and Europe). To the extent these governments mandate local banks and merchants to use and accept these systems for domestic or other transactions, prohibit international payments networks, like Visa, from participating on those systems, and/or impose restrictions or prohibitions, on international payments networks from offering payment services on such transactions, we could face the risk of our business being disintermediated in those countries. For example, in Argentina, the government has mandated local acquirers to use debit card credentials to initiate payment transactions on a government-sponsored national RTP system. Furthermore, in some regions (e.g., Southeast Asia and the Middle East), through intergovernmental organizations such as the Association of Southeast Asian Nations and the GCC, some countries are looking into cross-border connectivity of such domestic systems;
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
Our revenues and profits are dependent on our client and merchant base, which may be costly to win, retain and develop.
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
In addition, we face intense competitive pressure on the prices we charge our financial institution clients. In order to stay competitive, we may need to adjust our pricing or offer incentives to our clients to increase payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing and other support payments that impact our revenues and profitability. In addition, we offer incentives to certain merchants and acquirers to win routing preference in relation to other network options or forms of payment. Market pressures on pricing, incentives, fee discounts and rebates could moderate our growth. If we are not able to implement cost containment and productivity initiatives in other areas of our business or increase our volumes in other ways to offset or absorb the financial impact of these incentives, fee discounts and rebates, it may harm our net revenues and profits.
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
We rely in part on merchants and their relationships with our clients to maintain and expand the use and acceptance of Visa products. Certain merchants and merchant-affiliated groups have been exerting their influence in the global payments system in certain jurisdictions, such as the U.S., Canada and Europe, to attempt to lower their acceptance costs by lobbying for new legislation, seeking regulatory intervention, filing lawsuits and in some cases, surcharging or refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses, issuers may decrease their issuance of our products, and consumer usage of our products could be adversely impacted. For example, in the U.S., certain stakeholders have raised concerns regarding how payment security standards and rules may impact debit routing choice and the cost of payment card acceptance. In addition to ongoing litigation related to the U.S. migration to EMV-capable cards and point-of-sale terminals, U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process and some policymakers have expressed concerns about the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in the development of payment card standards. Additionally, some merchants and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers’ usage of our products, lead to regulatory enforcement and/or litigation, increase our compliance and litigation expenses, and harm our business.
We depend on relationships with financial institutions, acquirers, processors, merchants, payment facilitators, ecommerce platforms, fintechs and other third parties.
As noted above, our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For instance, we depend significantly on relationships with our financial institution clients and on their relationships with account holders and merchants to support our programs and services, and thereby compete effectively in the marketplace. We provide incentives to merchants, acquirers, ecommerce platforms and processors to promote routing preference and acceptance growth. We also engage in many payment card co-branding efforts with merchants, who receive incentives from us. As emerging participants such as fintechs enter the payments industry, we engage in discussions to address the role they may play in the ecosystem, whether as, for example, an issuer, merchant, ecommerce platform or digital wallet provider. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships. In addition, we depend on our clients and third parties, including network partners, vendors and suppliers, to submit, facilitate and process transactions properly, provide various services associated with our payments network on our behalf, and otherwise adhere to our operating rules and applicable laws. To the extent that such parties fail to perform or deliver adequate services, it may result in negative experiences for account holders or others when using their Visa-branded payment products, which could harm our business and reputation.
Our business could be harmed if we are not able to maintain and enhance our brand, if events occur that have the potential to damage our brand or reputation, or if we experience brand disintermediation.
Our brand is globally recognized and is a key asset of our business. We believe that our clients and their account holders associate our brand with acceptance, security, convenience, speed, and reliability. Our success depends in large part on our ability to maintain the value of our brand and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The popularity of products that we have developed in partnership with technology companies and financial institutions may have the potential to cause brand disintermediation at the point of sale and decrease the presence of our brand. Our brand reputation may be negatively impacted by a number of factors, including authorization, clearing and settlement service disruptions; data security breaches; compliance failures by Visa, including by our employees, agents, clients, partners or suppliers; failure to meet our environmental, social and governance goals or our stakeholders’ expectations; negative perception of our industry, the industries of our clients, Visa-accepting merchants, or our clients’ customers, including third party payments providers; ill-perceived actions or affiliations by clients, partners or other third parties, such as sponsorship or co-brand partners; and fraudulent, or illegal activities using our payment products. Our brand could also be negatively impacted when our products are used to facilitate payment for legal, but controversial, products and services, including, but not limited to, adult content, cryptocurrencies, firearms and gambling activities. Additionally, these risks could be exacerbated if our financial institution partners and/or merchants fail to maintain necessary controls to ensure the legality of these transactions, if any legal liability associated with such goods or services is extended to ancillary participants in the value chain like payments networks, or if our network and industry become entangled in political or social debates concerning such legal, but controversial, commerce. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, account holders, employees, prospective employees, governments and the public, as well as impact our business.
Global economic, political, market, health and social events or conditions, including the war in Ukraine and the ongoing effects of the COVID-19 pandemic, may harm our business.
More than half of our net revenues are earned outside the U.S. International cross-border transaction revenues represent a significant part of our revenue and are an important part of our growth strategy. Our revenues are dependent on the volume and number of payment transactions made by consumers, governments, and businesses whose spending patterns may be affected by economic, political, market, health and social events or conditions. Adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions, inflation, rising interest rates, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, rising energy prices, or a slowdown of global trade, and reduced consumer, small business, government, and corporate spending, have a direct impact on our volumes, transactions and revenues. Furthermore, in efforts to deal with adverse macroeconomic conditions, governments may introduce new or additional initiatives or requests to reduce or eliminate payment fees or other costs. In an overall soft global economy, such pricing measures could result in additional financial pressures on our business.
In addition, outbreaks of illnesses, pandemics like COVID-19, or other local or global health issues, political uncertainties, international hostilities, armed conflict, war (such as the ongoing war in Ukraine), civil unrest, climate-related events, including the increasing frequency of extreme weather events, impacts to the power grid, and natural disasters have to varying degrees negatively impacted our operations, clients, third-party suppliers, activities, and cross-border travel and spend. The ongoing effects of the COVID-19 pandemic remain difficult to predict due to numerous uncertainties, including the transmissibility and severity of new variants of the virus; the uptake and effectiveness of actions that are taken by governments, businesses or individuals in response to the pandemic; the impact of the reopening of borders and resumption of international travel; the indirect impact of the pandemic on global economic activity; and the impact on our employees and our operations, the business of our clients, suppliers and business partners. In addition, a number of countries took steps during the pandemic to temporarily cap interchange or other fees on electronic payments as part of their COVID-19 economic relief measures. While most have been rescinded or have expired, it is possible that proponents of interchange and/or MDR regulation may try to position government intervention as necessary to support potential future economic relief initiatives.
Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions, tariffs or trade restrictions also limit the expansion of our business in certain regions and have resulted in us suspending our operations in other regions. As a result of U.S. and European sanctions against Russia, we suspended our operations in Russia in March 2022 and are no longer generating revenue from domestic and cross-border activities related to Russia. For fiscal 2022 and fiscal 2021, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, were approximately 2% and 4% of our consolidated net revenues, respectively. All transactions initiated with Visa cards issued by financial institutions outside Russia no longer work within Russia, and all transactions on cards issued by financial institutions in Russia may be processed on a domestic network, unrelated to Visa, and no longer work outside the country. The war in Ukraine and any further actions by, or in response to such actions by, Russia or its allies could have lasting impacts on Ukraine as well as other regional and global economies, any or all of which could adversely affect our business.
A decline in economic, political, market, health and social conditions could impact our clients as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, which would ultimately impact our revenues. Our clients may implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced value added services from us. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital.
Finally, as governments, investors and other stakeholders face additional pressures to accelerate actions to address climate change and other environmental, governance and social topics, governments are implementing regulations and investors and other stakeholders are imposing new expectations or focusing investments in ways that may cause significant shifts in disclosure, commerce and consumption behaviors that may have negative impacts on our business. As a result of any of these factors, any decline in cross-border travel and spend would impact our cross-border volumes, the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenues.
Our indemnification obligation to fund settlement losses of our clients exposes us to significant risk of loss and may reduce our liquidity.
We indemnify issuers and acquirers for settlement losses they may suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa operating rules. In certain instances, we may indemnify issuers or acquirers in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the timing difference between the date of a payment transaction and the date of subsequent settlement. Our indemnification exposure is generally limited to the amount of unsettled Visa card payment transactions at any point in time and any subsequent amounts that may fall due relating to adjustments for previously processed transactions. Changes in the credit standing of our clients or concurrent settlement failures or insolvencies involving more than one of our largest clients, several of our smaller clients, or systemic operational failures could expose us to liquidity risk, and negatively impact our financial position. Even if we have sufficient liquidity to cover a settlement failure or insolvency, we may be unable to recover the amount of such payment. This could expose us to significant losses and harm our business. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Technology and Cybersecurity Risks
Failure to anticipate, adapt to, or keep pace with, new technologies in the payments industry could harm our business and impact future growth.
The global payments industry is undergoing significant and rapid technological change, including increased proliferation of mobile and other proximity and in-app payment technologies, ecommerce, tokenization, cryptocurrencies, distributed ledger and blockchain technologies, cloud-based encryption and authorization, and new authentication technologies such as biometrics, FIDO 2.0, 3D Secure 2.0 and dynamic cardholder verification values or dCVV2. As a result, we expect new services and technologies to continue to emerge and evolve, including those developed by Visa such as our new flows offerings. In addition to our own initiatives and innovations, we work closely with third parties, including potential competitors, for the development of, and access to, new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. Moreover, some of the new technologies could be subject to intellectual property-related lawsuits or claims, potentially impacting our development efforts and/or requiring us to obtain licenses, implement design changes or discontinue our use. If we or our partners fail to adapt and keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, harm our business and impact our future growth.
A disruption, failure or breach of our networks or systems, including as a result of cyber-attacks, could harm our business.
Our cybersecurity and processing systems, as well as those of financial institutions, merchants and third-party service providers, have experienced and may continue to experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, ransomware, malware or other destructive software, internal design, manual or user errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters, severe weather conditions and other effects from climate change. In addition, there is risk that third party suppliers of hardware and infrastructure required to operate our data centers and support employee productivity could be impacted by supply chain disruptions, such as manufacturing, shipping delays, and service disruption due to cyber-attacks. An extended supply chain or service disruption could also impact processing or delivery of technology services.
Furthermore, our visibility and role in the global payments industry also puts our company at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. For example, in response to U.S. and European sanctions against Russia earlier this year, we saw increased cyber-threats from state sponsored or nation-state actors. We have been, and may continue to be, impacted by attacks and data security breaches of financial institutions, merchants, and third-party service providers. We are also aware of instances where nation states have sponsored attacks against some of our financial institution clients, and other instances where merchants and issuers have encountered substantial data security breaches affecting their customers, some of whom were Visa account holders. Given the increase in online banking, ecommerce and other online activity, as well as more employees working remotely as a result of the COVID-19 pandemic, we continue to see increased cyber and payment fraud activity, as cybercriminals attempt DDoS related attacks, phishing and social engineering scams and other disruptive actions. Overall, such attacks and breaches have resulted, and may continue to result in, fraudulent activity and ultimately, financial losses to Visa’s clients.
Numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, targeted attacks against our employees and trusted partners (i.e., insider threats), phishing and social engineering schemes, particularly on our internet-facing applications, could compromise the confidentiality, availability and integrity of data in our systems or the systems of our third-party service providers. Because the tactics, techniques and procedures used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. The security measures and procedures we, our financial institution and merchant clients, other merchants and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data security breaches, cyber-attacks or system failures. In some cases, the mitigation efforts may be dependent on third parties who may not deliver to the required contractual standards, who may not be able to timely patch vulnerabilities or fix security defects, or whose hardware, software or network services may be subject to error, defect, delay, outage or lack appropriate malware prevention to prevent breaches or data exfiltration incidents. Despite our security measures and programs to protect our systems and data, and prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.
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
Structural and Organizational Risks
We may not achieve the anticipated benefits of our acquisitions, joint ventures or strategic investments, and may face risks and uncertainties as a result.
As part of our overall business strategy, we make acquisitions and strategic investments, and enter into joint ventures. We may not achieve the anticipated benefits of our current and future acquisitions, joint ventures or strategic investments and they may involve significant risks and uncertainties, including:
•disruption to our ongoing business, including diversion of resources and management’s attention from our existing business;
•greater than expected investment of resources or operating expenses;
•failure to adequately develop our acquired entities or joint ventures;
•the data security, cybersecurity and operational resilience posture of our acquired entities, joint ventures or companies we invest in or partner with, may not be adequate and may be more susceptible to cyber incidents;
•difficulty, expense or failure of implementing controls, procedures and policies at our acquired entities or joint ventures;
•challenges of integrating new employees, business cultures, business systems and technologies;
•failure to retain employees, clients or partners of our acquired entities or joint ventures;
•in the case of foreign acquisitions, risks related to the integration of operations across different cultures and languages;

•disruptions, costs, liabilities, judgments, settlements or business pressures resulting from litigation matters, investigations or legal proceedings involving our acquisitions, joint ventures or strategic investments;
•the inability to pursue aspects of our acquisitions or joint ventures due to outcomes in litigation matters, investigations or legal proceedings;
•failure to obtain the necessary government or other approvals at all, on a timely basis or without the imposition of burdensome conditions or restrictions;
•the economic, political, regulatory and compliance risks associated with our acquisitions, joint ventures or strategic investments, including when entering into a new business or operating in new regions or countries. For more information on regulatory risks, please see Item 1—Business—Government Regulations and Item 1A—Risk Factors—Regulatory Risks above;
•discovery of unidentified issues and related liabilities after our acquisitions, joint ventures or investments were made;
•failure to mitigate the deficiencies and liabilities of our acquired entities or joint ventures;
•dilutive issuance of equity securities, if new securities are issued;
•the incurrence of debt;
•negative impact on our financial position and/or statement of operations; and
•anticipated benefits, synergies or value of our acquisitions, joint ventures or investments not materializing or taking longer than expected to materialize.
We may be unable to attract, hire and retain a highly qualified and diverse workforce, including key management.
The talents and efforts of our employees, particularly our key management, are vital to our success. The market for highly skilled workers and leaders in our industry, especially in fintech, technology and other specialized areas, is extremely competitive. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract, hire or retain other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Ongoing changes in laws and policies regarding immigration, travel and work authorizations have made it more difficult for employees to work in, or transfer among, jurisdictions in which we have operations and could continue to impair our ability to attract, hire and retain qualified employees. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent, especially in light of evolving health and safety protocols resulting from the COVID-19 pandemic, and changing worker expectations and talent marketplace variability regarding flexible work models; to meet our goals related to fostering an inclusive and diverse culture, including increasing the number of underrepresented employees in the U.S.; to develop and implement an adequate succession plan for the management team; to maintain our strong corporate culture of fostering innovation, collaboration and inclusion in our current hybrid model; or to design and successfully implement flexible work models that meet the expectations of employees and prospective employees could impact our workforce development goals, impact our ability to achieve our business objectives, and adversely affect our business and our future success.
The conversions of our class B and class C common stock or series A, B and C preferred stock into shares of class A common stock would result in voting dilution to, and could impact the market price of, our existing class A common stock.
The market price of our class A common stock could fall as a result of many factors. The value of our class B and C common stock and series A, B and C preferred stock is tied to the value of the class A common stock. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. Under our Europe retrospective responsibility plan, Visa will continue to release value from the series B and series C preferred stock in stages based on developments in current and potential litigation. The series B and series C preferred stock will become fully convertible to series A preferred stock or class A common stock no later than 2028 (subject to a holdback to cover any pending claims). Visa may take action on the class B common stock and series B and C preferred stock at a certain valuation and due to unforeseen circumstances the overall value of the class B and C common stock and series A, B and C preferred stock as determined by the class A common stock price, may later decrease. Conversion of our class B and class C common stock into class A common stock, or our series A, B and C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which could adversely affect the market price of our existing class A common stock and would dilute the voting power of existing class A common stockholders.
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
Provisions contained in our certificate of incorporation and bylaws and our capital structure could delay or prevent a merger, takeover attempt or change in control that our stockholders may consider favorable. For example, except for limited exceptions:
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

ITEM 1B.    Unresolved Staff Comments
Not applicable.
ITEM 2.    Properties
At September 30, 2022, we owned or leased 145 office locations in 79 countries around the world, including three global processing centers located in the U.S. and the United Kingdom. Our corporate headquarters are located in owned and leased premises in the San Francisco Bay Area.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At November 9, 2022, we had 327 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by banks and brokers. There is currently no established public trading market for our class B or C common stock. As of November 9, 2022, there were 1,203 and 416 holders of record of our class B and C common stock, respectively.
On October 21, 2022, our board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis) payable on December 1, 2022, to holders of record as of November 11, 2022.
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
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in millions, except per share data)
July 1-31, 2022	2	$201.23	2	$6,950
August 1-31, 2022	3	$207.68	3	$6,276
September 1-30, 2022	6	$191.30	6	$5,095
Total	11	$197.50	11
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
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Visa Inc. and its subsidiaries (Visa, we, us, our and the Company) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8—Financial Statements and Supplementary Data of this report.
This section of this Form 10-K generally discusses fiscal 2022 compared to fiscal 2021. Discussions of fiscal 2021 compared to 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the United States Securities and Exchange Commission.
Overview
Visa is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories among a global set of consumers, merchants, financial institutions and government entities through innovative technologies. We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet, our advanced transaction processing network. We offer products and solutions that facilitate secure, reliable, and efficient money movement for all participants in the ecosystem.
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	For the Years Ended September 30,			% Change(1)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions, except percentages and per share data)
Net revenues	$29,310	$24,105	$21,846	22%	10%
Operating expenses	$10,497	$8,301	$7,765	26%	7%
Net income	$14,957	$12,311	$10,866	21%	13%
Diluted earnings per share	$7.00	$5.63	$4.89	24%	15%

Non-GAAP operating expenses(2)	$9,387	$8,077	$7,702	16%	5%
Non-GAAP net income(2)	$16,034	$12,933	$11,193	24%	16%
Non-GAAP diluted earnings per share(2)	$7.50	$5.91	$5.04	27%	17%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Russia & Ukraine. During the quarter ended March 31, 2022, economic sanctions were imposed on Russia by the U.S., European Union, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. In March 2022, we suspended our operations in Russia and as a result, are no longer generating revenue from domestic and cross-border activities related to Russia. Since 2015, domestic transactions have been processed by Russia’s state-owned payments operator, National Payment Card System. With respect to cross-border activities, all transactions initiated with Visa cards issued by financial institutions outside Russia no longer work within Russia, and all transactions on cards issued by financial institutions in Russia may be processed on a domestic network, unrelated to Visa, and no longer work outside the country. Furthermore, during the quarter ended March 31, 2022 we deconsolidated our Russian subsidiary, as required under U.S. GAAP. For fiscal 2022 and 2021, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, were approximately 2% and 4% of our consolidated net revenues, respectively.
The continuing effects of the war in Ukraine are difficult to predict due to numerous uncertainties identified in Part I, Item 1A “Risk Factors” in this Form 10-K. We will continue to evaluate the nature and extent of the impact to our business.

Highlights for fiscal 2022. Net revenues increased 22% over the prior year, primarily due to the year-over-year growth in nominal payments volume, processed transactions and nominal cross-border volume, partially offset by higher client incentives. Exchange rate movements, partially offset by our hedging program, negatively impacted our net revenues growth by approximately two-and-a-half percentage points.
GAAP operating expenses increased 26% over the prior year, primarily driven by higher expenses for litigation provision and personnel. See Results of Operations—Operating Expenses below for further discussion. Non-GAAP operating expenses increased 16% over the prior year, primarily driven by higher expenses related to personnel and general and administrative. Exchange rate movements positively impacted our operating expense growth by approximately two-and-a-half percentage points.
Release of preferred stock. In July 2022, we released $3.5 billion of the as-converted value from our series B and C preferred stock and issued 176,655 shares of series A preferred stock in connection with the second mandatory release assessment, as required by the litigation management deed entered into at the time of the Visa Europe acquisition. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Senior notes. In June 2022, we issued €3.0 billion in Euro-denominated fixed-rate senior notes with maturities ranging between 4 and 12 years. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Acquisitions. On December 20, 2021, we acquired The Currency Cloud Group Limited (Currencycloud), a global platform that enables financial institutions and fintechs to provide innovative cross-border foreign exchange solutions, for a total purchase consideration of $893 million (which includes the fair value of our previously held equity interest in Currencycloud).

On March 10, 2022, we acquired 100% of the share capital of Tink AB (Tink) for $1.9 billion in cash. Tink is an open banking platform that enables financial institutions, fintechs and merchants to build financial products and services and move money. See Note 2—Acquisitions to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Interchange multidistrict litigation. During fiscal 2022, we recorded additional accruals of $861 million to address claims associated with the interchange multidistrict litigation. We also made deposits of $850 million into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Common stock repurchases. In December 2021, our board of directors authorized a $12.0 billion share repurchase program. During fiscal 2022, we repurchased 56 million shares of our class A common stock in the open market for $11.6 billion. As of September 30, 2022, our share repurchase program had remaining authorized funds of $5.2 billion. In October 2022, our board of directors authorized a new $12.0 billion share repurchase program. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
•Litigation provision. During fiscal 2022, we recorded additional accruals to address claims associated with the interchange multidistrict litigation of $861 million and related tax benefit of $191 million, determined by applying applicable tax rates. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B common stock convert into shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
•Russia-Ukraine charges. During fiscal 2022, we recorded a loss within general and administrative expense of $35 million from the deconsolidation of our Russian subsidiary. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. We also incurred charges of $25 million in personnel expense as a result of steps taken to support our employees in Russia and Ukraine. We have excluded these amounts and the related tax benefit of $4 million, determined by applying applicable tax rates, as they are one-time charges and do not reflect the underlying performance of our business.
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
•Indirect taxes. During fiscal 2021, we recognized a one-time charge within general and administrative expense of $152 million, and related tax benefit of $40 million, determined by applying applicable tax rates. This charge is to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable law. This one-time charge is not representative of our ongoing operations.
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

	For the Year Ended September 30, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$10,497	$(677)	$3,179	17.5%	$14,957	$7.00
(Gains) losses on equity investments, net	—	264	67		197	0.09
Amortization of acquired intangible assets	(120)	—	26		94	0.04
Acquisition-related costs	(69)	—	9		60	0.03
Litigation provision	(861)	—	191		670	0.31
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$9,387	$(413)	$3,476	17.8%	$16,034	$7.50

	For the Year Ended September 30, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$8,301	$259	$3,752	23.4%	$12,311	$5.63
(Gains) losses on equity investments, net	—	(712)	(159)		(553)	(0.25)
Amortization of acquired intangible assets	(51)	—	12		39	0.02
Acquisition-related costs	(21)	—	4		17	0.01
Remeasurement of deferred tax balances	—	—	(1,007)		1,007	0.46
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$8,077	$(453)	$2,642	17.0%	$12,933	$5.91

	For the Year Ended September 30, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$7,765	$(291)	$2,924	21.2%	$10,866	$4.89
(Gains) losses on equity investments, net	—	(101)	(23)		(78)	(0.04)
Amortization of acquired intangible assets	(46)	—	11		35	0.02
Acquisition-related costs	(17)	—	4		13	0.01
Remeasurement of deferred tax balances	—	—	(329)		329	0.15
Resolution of a tax item	—	—	(28)		28	0.01
Non-GAAP	$7,702	$(392)	$2,559	18.6%	$11,193	$5.04
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
The following tables present nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)
	2022	2021	% Change(2)	2022	2021	% Change(2)	2022	2021	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$2,047	$1,641	25%	$2,684	$2,398	12%	$4,732	$4,039	17%
Consumer debit(3)	2,617	2,388	10%	2,692	2,440	10%	5,309	4,828	10%
Commercial(4)	882	696	27%	542	407	33%	1,423	1,104	29%
Total nominal payments volume(2)	$5,546	$4,725	17%	$5,918	$5,245	13%	$11,464	$9,971	15%
Cash volume(5)	631	635	(1%)	1,931	1,924	—%	2,562	2,559	—%
Total nominal volume(2),(6)	$6,177	$5,360	15%	$7,849	$7,170	9%	$14,025	$12,530	12%

	U.S.			International			Visa Inc.
	Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)
	2021	2020	% Change(2)	2021	2020	% Change(2)	2021	2020	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,641	$1,518	8%	$2,398	$2,363	1%	$4,039	$3,880	4%
Consumer debit(3)	2,388	1,849	29%	2,440	1,976	24%	4,828	3,824	26%
Commercial(4)	696	641	9%	407	370	10%	1,104	1,010	9%
Total nominal payments volume(2)	$4,725	$4,007	18%	$5,245	$4,708	11%	$9,971	$8,715	14%
Cash volume(5)	635	573	11%	1,924	2,046	(6%)	2,559	2,619	(2%)
Total nominal volume(2),(6)	$5,360	$4,580	17%	$7,170	$6,753	6%	$12,530	$11,334	11%
The following table presents the change in nominal and constant payments and cash volume:

	International				Visa Inc.
	Twelve Months Ended June 30, 2022 vs 2021(1),(2)		Twelve Months Ended June 30, 2021 vs 2020(1),(2)		Twelve Months Ended June 30, 2022 vs 2021(1),(2)		Twelve Months Ended June 30, 2021 vs 2020(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	12%	15%	1%	(1%)	17%	19%	4%	3%
Consumer debit growth(3)	10%	13%	24%	20%	10%	11%	26%	25%
Commercial growth(4)	33%	39%	10%	7%	29%	31%	9%	8%
Total payments volume growth	13%	16%	11%	9%	15%	17%	14%	13%
Cash volume growth(5)	—%	4%	(6%)	(4%)	—%	3%	(2%)	—%
Total volume growth	9%	13%	6%	5%	12%	14%	11%	10%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the twelve months ended September 30, 2022, 2021 and 2020, were based on nominal payments volume reported by our financial institution clients for the twelve months ended June 30, 2022, 2021 and 2020, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	For the Years Ended September 30,			% Change(1)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions, except percentages)
Visa processed transactions	192,530	164,734	140,839	17%	17%
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
The following table presents our net revenues earned in the U.S. and internationally:

	For the Years Ended September 30,			% Change(1)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions, except percentages)
U.S.	$12,851	$11,160	$10,125	15%	10%
International	16,459	12,945	11,721	27%	10%
Net revenues	$29,310	$24,105	$21,846	22%	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased in fiscal 2022 primarily due to the year-over-year growth in nominal payments volume, processed transactions and nominal cross-border volume, partially offset by higher client incentives.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. In fiscal 2022, exchange rate movements, partially offset by our hedging program, negatively impacted our net revenues growth by approximately two-and-a-half percentage points.
The following table presents the components of our net revenues:

	For the Years Ended September 30,			% Change(1)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions, except percentages)
Service revenues	$13,361	$11,475	$9,804	16%	17%
Data processing revenues	14,438	12,792	10,975	13%	17%
International transaction revenues	9,815	6,530	6,299	50%	4%
Other revenues	1,991	1,675	1,432	19%	17%
Client incentives	(10,295)	(8,367)	(6,664)	23%	26%
Net revenues	$29,310	$24,105	$21,846	22%	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 15% growth in nominal payments volume.
•Data processing revenues increased primarily due to 17% growth in processed transactions, partially offset by our suspension of operations in Russia and unfavorable currency fluctuations.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes, excluding transactions within Europe, of 40%. International transaction revenues also increased due to volatility of a broad range of currencies and select pricing modifications.
•Other revenues increased primarily due to select pricing modifications, travel related card benefits, value added services revenues tied to marketing services, consulting revenues and other value added services.

•Client incentives increased primarily due to growth in payments volume during fiscal 2022. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
Our operating expenses consist of the following:
•Personnel expenses include salaries, employee benefits, incentive compensation, share-based compensation and contractor expenses.
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
•General and administrative expenses consist mainly of card benefits, facilities costs, indirect taxes, travel and meeting costs, foreign exchange gains and losses and other corporate expenses incurred in support of our business.
•Litigation provision represents litigation expenses and is an estimate based on management’s understanding of our litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss.
The following table presents the components of our total operating expenses:

	For the Years Ended September 30,			% Change(1)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions, except percentages)
Personnel	$4,990	$4,240	$3,785	18%	12%
Marketing	1,336	1,136	971	18%	17%
Network and processing	743	730	727	2%	—%
Professional fees	505	403	408	25%	(1%)
Depreciation and amortization	861	804	767	7%	5%
General and administrative	1,194	985	1,096	21%	(10%)
Litigation provision	868	3	11	NM	(76%)
Total operating expenses(2)	$10,497	$8,301	$7,765	26%	7%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)Operating expenses for fiscal 2022 and 2021 include significant items that we do not believe are indicative of our operating performance. See Overview within this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Total operating expenses increased as we invested in future growth and due to the provision for U.S. covered litigation.
•Personnel expenses increased primarily due to higher number of employees and compensation, reflecting our strategy to invest in future growth, including acquisitions. The increase also included expenses incurred as a result of steps taken to support our employees in Russia and Ukraine.
•Marketing expenses increased due to higher spending in various campaigns, including the FIFA World Cup 2022TM and the Olympic and Paralympic Winter Games Beijing 2022, and client marketing.

•Professional fees increased primarily due to consulting fees related to technology and other corporate projects.
•General and administrative expenses increased due to higher usage of travel related card benefits, higher travel expenses, the suspension of our operations in Russia and deconsolidation of our Russian subsidiary and the inclusion of expenses from our acquisitions, partially offset by a one-time charge of indirect taxes in the prior year.
•Litigation provision increased primarily due to additional accruals of $861 million related to the U.S. covered litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters included in Item 8—Financial Statements and Supplementary Data of this report.
Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest expense related to borrowings, income from derivative instruments, interest expense from tax liabilities, gains and losses on investments, as well as the non-service components of net periodic pension income and expense.
The following table presents the components of our non-operating income (expense):

	For the Years Ended September 30,			% Change(1)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions, except percentages)
Interest expense	$(538)	$(513)	$(516)	5%	(1%)
Investment income (expense) and other	(139)	772	225	(118%)	243%
Total non-operating income (expense)	$(677)	$259	$(291)	(361%)	(189%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased primarily due to higher interest expense related to income tax liabilities and the issuance of debt in fiscal 2022, combined with lower income from derivative instruments that decreased the cost of borrowing on a portion of our outstanding debt. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
•Investment income (expense) and other decreased primarily due to losses on our equity investments, offset by higher interest income on our cash and investments. See Note 6—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	For the Years Ended September 30,
	2022	2021	2020
Effective income tax rate	18%	23%	21%
The effective tax rate in fiscal 2022 differs from the effective tax rate in fiscal 2021 primarily due to the following:
•during fiscal 2022, a decrease in the state tax apportionment ratio, including a $176 million tax benefit related to prior years, as a result of a tax position taken related to a recent ruling;
•during fiscal 2021, a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities as a result of the increase in UK tax rate from 19% to 25%, effective April 1, 2023; and
•during fiscal 2021, $255 million of tax benefits recognized as a result of the conclusion of audits by taxing authorities.

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
Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	For the Years Ended September 30,
	2022	2021	2020
	(in millions)
Total cash provided by (used in):
Operating activities	$18,849	$15,227	$10,440
Investing activities	(4,288)	(152)	1,427
Financing activities	(12,696)	(14,410)	(3,968)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,287)	(37)	440
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$578	$628	$8,339
Operating activities. Cash provided by operating activities in fiscal 2022 was higher than the prior fiscal year primarily due to growth in our underlying business, partially offset by higher litigation payments.
Investing activities. Cash used in investing activities in fiscal 2022 was higher than the prior fiscal year primarily due to lower proceeds from sales and maturities of investment securities, combined with higher purchases of investment securities and higher cash paid for acquisitions, net of cash and restricted cash acquired. See Note 2—Acquisitions and Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Financing activities. Cash used in financing activities in fiscal 2022 was lower than the prior fiscal year primarily due to proceeds received from the issuance of senior notes and lower principal debt payment upon maturity of our senior notes, partially offset by higher share repurchases and higher dividends paid. See Note 10—Debt and Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

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
Cash, cash equivalents and investments. As of September 30, 2022, our cash and cash equivalents balance were $15.7 billion and our available-for-sale debt securities were $4.5 billion. Our investment portfolio is designed to invest cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. $2.3 billion of the investments are classified as current and are available to meet short-term liquidity needs. The remaining non-current investments have stated maturities of more than one year from the balance sheet date; however, they are also generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. During the year ended September 30, 2022, we issued and repaid $950 million of commercial paper. As of September 30, 2022, we had no outstanding obligations under the program. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Credit facility. We have an unsecured $5.0 billion revolving credit facility (Credit Facility) which expires on July 25, 2024. As of September 30, 2022, there were no amounts outstanding under the Credit Facility. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Senior notes. In June 2022, we issued €3.0 billion ($3.2 billion) in Euro-denominated fixed-rate senior notes, with maturities ranging between 4 and 12 years. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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

Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2022, we were not required to fund settlement-related working capital. As of September 30, 2022, we held $9.2 billion of our total available liquidity to fund daily settlement in the event one or more of our financial institution clients are unable to settle, with the remaining liquidity available to support our working capital and other liquidity needs. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Litigation. Judgments in and settlements of litigation or other fines imposed in investigations and proceedings, other than the U.S. covered litigation and VE territory covered litigation, which are covered by the U.S. and Europe retrospective responsibility plans, could give rise to future liquidity needs. During fiscal 2022, we deposited $850 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of September 30, 2022 was $1.4 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Common stock repurchases. During fiscal 2022, we repurchased shares of our class A common stock in the open market for $11.6 billion. As of September 30, 2022, our repurchase program had remaining authorized funds of $5.2 billion. In October 2022, our board of directors authorized a new $12.0 billion share repurchase program. Share repurchases will be executed at prices we deem appropriate subject to various factors, including market conditions and our financial performance, and may be effected through accelerated share repurchase programs, open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Dividends. During fiscal 2022, we declared and paid $3.2 billion in dividends to holders of our common and preferred stock. On October 21, 2022, our board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). We expect to pay approximately $950 million in connection with this dividend on December 1, 2022. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Capital expenditures. During fiscal 2022, our capital expenditures increased. We expect to continue investing in technology assets and payments system infrastructure.
Senior notes. As of September 30, 2022, we had an outstanding aggregate principal amount relating to our senior notes of $22.9 billion. During fiscal 2022, we repaid $1.0 billion of principal upon maturity of certain senior notes. A principal payment on certain senior notes of $2.3 billion is due in December 2022, for which we have sufficient liquidity. As of September 30, 2022, we allocated $243 million to eligible green projects from the $500 million green bond issued as part of our commitment to environmental sustainability and a sustainable payments ecosystem. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Client incentives. As of September 30, 2022, we had short-term and long-term liabilities recorded on the consolidated balance sheet related to these agreements of $6.1 billion and $0.2 billion, respectively. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Uncertain tax positions. As of September 30, 2022, we had long-term liabilities for uncertain tax positions of $1.8 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

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
Purchase obligations. As of September 30, 2022, we had short-term and long-term obligations of $1.6 billion and $1.1 billion, respectively, related to agreements to purchase goods and services that specify significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent. For future obligations related to software licenses, see Note 18—Commitments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Leases. As of September 30, 2022, we had short-term and long-term obligations of $3 million and $528 million, respectively, related to leases that have not yet commenced. For future lease payments related to leases that have commenced and are included in the consolidated balance sheet, see Note 9—Leases to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Tax Cuts and Jobs Act. As of September 30, 2022, we had short-term and long-term obligations of $87 million and $589 million, respectively, related to the estimated transition tax, net of foreign tax credit carryovers, on certain foreign earnings of non-U.S. subsidiaries recognized during fiscal 2018.
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
Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. Subsequently, the FASB also issued an amendment to this standard. The amendments in the ASU are effective upon issuance through December 31, 2022. We are evaluating the effect ASU 2020-04 and its subsequent amendment will have on our consolidated financial statements. The adoption is not expected to have a material impact on our consolidated financial statements.
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
Impact if actual results differ from assumptions. If actual performance is not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2022, client incentives represented 26% of gross revenues.
Legal and Regulatory Matters
Critical estimates. We are currently involved in various legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. Management is required to assess the probability of loss and estimate the amount of such loss, if any, in preparing our consolidated financial statements.
Assumptions and judgment. We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether a loss is reasonably estimable. Our judgments are subjective and based on a number of factors, including management’s understanding of the legal or regulatory profile and the specifics of each proceeding, our history with similar matters, advice of internal and external legal counsel and management’s best estimate of incurred loss. As additional information becomes available, we reassess the potential loss related to pending claims and may revise our estimates.
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
Impact if actual results differ from assumptions. Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations in the period in which the effect becomes probable and reasonably estimable. See Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.
Income Taxes
Critical estimates. In calculating our effective income tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

Assumptions and judgment. We have various tax filing positions with regard to the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions, based on our interpretation of local tax laws. We also inventory, evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities.
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
At September 30, 2022 and 2021, the aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $3.4 billion and $2.7 billion, respectively. The aggregate notional amount outstanding at September 30, 2022 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. At September 30, 2022, the effect of a hypothetical 10% weakening in the value of the functional currencies is estimated to create an additional fair value loss of approximately $220 million on our outstanding foreign currency forward contracts. The loss from this hypothetical weakening would be largely offset by a corresponding gain on our cash flows from foreign currency-denominated revenues and payments. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
We are further exposed to foreign currency exchange rate risk related to translation as the functional currency of Visa Europe is the Euro. Translation from the Euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. A hypothetical 10% change in the Euro against the U.S. dollar compared to the exchange rate at September 30, 2022 would result in a foreign currency translation adjustment of $1.8 billion.
We designated a portion of our Euro-denominated senior notes as a net investment hedge against a portion of the foreign exchange rate exposure of our net investment in Visa Europe as of September 30, 2022. Changes in the value of the designated portion of the Euro-denominated senior notes, attributable to the change in exchange rates at the end of each reporting period, partially offset the foreign currency translation adjustments resulting from the Euro-denominated net investment, are reported as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
At September 30, 2022 and 2021, the fair value of our fixed-rate investment securities were $5.3 billion and $5.5 billion, respectively, and the fair value of our adjustable-rate investment securities were not material and $0.2 billion, respectively. At September 30, 2022, a hypothetical 100 basis point increase in interest rates would create an estimated decrease in the fair value of our investment securities of approximately $47 million. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. Historically, we have been able to hold investments until maturity.
We have interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allow us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into U.S. dollar and Euro denominated floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. A hypothetical 100 basis point increase in interest rates would have resulted in an increase of approximately $40 million in annual interest expense. See Note 13—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Equity Investment Risk
Our equity investments are held in both marketable and non-marketable equity securities. The marketable equity securities are publicly traded stocks and the non-marketable equity securities are investments in privately held companies.
As of September 30, 2022 and 2021, the carrying value of our marketable equity securities was $291 million and $323 million, respectively. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings.
As of September 30, 2022 and 2021, the carrying value of our non-marketable equity securities was $1.2 billion and $1.5 billion, respectively. These investments are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our holdings. A decline in financial condition or operating results of these investments could result in a loss of all or a substantial part of our carrying value in these companies. We regularly review our non-marketable equity securities for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.
Pension Plan Risk
At September 30, 2022 and 2021, our U.S. defined benefit pension plan assets were $1.0 billion and $1.3 billion, respectively, and projected benefit obligations were $0.7 billion and $0.9 billion, respectively. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plans, an increase in pension cost and an increase in required funding. As of September 30, 2022, a hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $150 million in the funded status and an increase of approximately $32 million in pension cost.
At September 30, 2022 and 2021, our non-U.S. defined benefit pension plan assets were $0.3 billion and $0.5 billion, respectively, and projected benefit obligations were $0.3 billion and $0.5 billion, respectively. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plans, an increase in pension cost and an increase in required funding. As of September 30, 2022, a hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $82 million in the funded status and an increase of approximately $11 million in pension cost.
We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plans for fiscal 2023, if any, which would be made in September 2023.

ITEM 8.    Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the accrued litigation liability for class members opting out of the Damages Class settlement in the Interchange Multidistrict Litigation (MDL)
As discussed in Notes 5 and 20 to the consolidated financial statements, the Company is involved in various legal proceedings including the Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions, and has recorded an accrued litigation liability of $1,441 million as of September 30, 2022. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and estimate the amount of such loss, if any. The outcome of legal proceedings to which the Company is a party is not within the complete control of the Company and may not be known for prolonged periods of time.
We identified the assessment of the accrued liability for class members opting out of the Damages Class settlement, also known as the MDL – Individual Merchant Actions, as a critical audit matter. This proceeding involves claims that are subject to inherent uncertainties and unascertainable damages. The assessment of the accrued litigation liability for the MDL – Individual Merchant Actions required especially challenging auditor judgment due to the assumptions and estimation associated with the consideration and evaluation of possible outcomes. The Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of merchants’ claims, which could have a material effect on the estimated amount of the liability in the period in which the effect becomes probable and reasonably estimable.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s litigation accrual process for the MDL – Individual Merchant Actions. We evaluated the Company’s ability to estimate its monetary exposure by comparing historically recorded liabilities to actual monetary amounts incurred upon resolution of legal matters for merchants that opted out of the previous MDL class settlement. To assess the estimated monetary exposure in the Company’s analysis, we compared such amounts to the complete population of amounts attributable to the remaining opt-out merchants. We performed a sensitivity analysis over the Company’s monetary exposure calculations, and we recalculated the amount of the ending accrued litigation liability. We read letters received directly from the Company’s external legal counsel and internal legal counsel that discussed the Company’s legal matters, including the MDL – Individual Merchant Actions. We also considered relevant publicly available information.

Report of Independent Registered Public Accounting Firm—(Continued)

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Santa Clara, California
November 16, 2022

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	2021
	(in millions, except per share data)
Assets
Cash and cash equivalents	$15,689	$16,487
Restricted cash equivalents—U.S. litigation escrow	1,449	894
Investment securities	2,833	2,025
Settlement receivable	1,932	1,758
Accounts receivable	2,020	1,968
Customer collateral	2,342	2,260
Current portion of client incentives	1,272	1,359
Prepaid expenses and other current assets	2,668	856
Total current assets	30,205	27,607
Investment securities	2,136	1,705
Client incentives	3,348	3,245
Property, equipment and technology, net	3,223	2,715
Goodwill	17,787	15,958
Intangible assets, net	25,065	27,664
Other assets	3,737	4,002
Total assets	$85,501	$82,896
Liabilities
Accounts payable	$340	$266
Settlement payable	3,281	2,443
Customer collateral	2,342	2,260
Accrued compensation and benefits	1,359	1,211
Client incentives	6,099	5,243
Accrued liabilities	3,726	2,334
Current maturities of debt	2,250	999
Accrued litigation	1,456	983
Total current liabilities	20,853	15,739
Long-term debt	20,200	19,978
Deferred tax liabilities	5,332	6,128
Other liabilities	3,535	3,462
Total liabilities	49,920	45,307
Commitments and contingencies (Note 18 and Note 20)
Equity
Series A, Series B and Series C convertible participating preferred stock (preferred stock), $0.0001 par value: 25 shares authorized and 5 (Series A less than one, Series B 2, Series C 3) shares issued and outstanding	2,324	3,080
Class A, Class B and Class C common stock and additional paid-in capital, $0.0001 par value: 2,003,341 shares authorized (Class A 2,001,622, Class B 622, Class C 1,097); 1,890 (Class A 1,635, Class B 245, Class C 10) and 1,932 (Class A 1,677, Class B 245, Class C 10) shares issued and outstanding	19,545	18,855
Right to recover for covered losses	(35)	(133)
Accumulated income	16,116	15,351
Accumulated other comprehensive income (loss), net:
Investment securities	(106)	(1)
Defined benefit pension and other postretirement plans	(169)	(49)
Derivative instruments	418	(257)
Foreign currency translation adjustments	(2,512)	743
Total accumulated other comprehensive income (loss), net	(2,369)	436
Total equity	35,581	37,589
Total liabilities and equity	$85,501	$82,896
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2022	2021	2020
	(in millions, except per share data)
Net revenues	$29,310	$24,105	$21,846

Operating Expenses
Personnel	4,990	4,240	3,785
Marketing	1,336	1,136	971
Network and processing	743	730	727
Professional fees	505	403	408
Depreciation and amortization	861	804	767
General and administrative	1,194	985	1,096
Litigation provision	868	3	11
Total operating expenses	10,497	8,301	7,765
Operating income	18,813	15,804	14,081

Non-operating Income (Expense)
Interest expense	(538)	(513)	(516)
Investment income (expense) and other	(139)	772	225
Total non-operating income (expense)	(677)	259	(291)
Income before income taxes	18,136	16,063	13,790
Income tax provision	3,179	3,752	2,924
Net income	$14,957	$12,311	$10,866

Basic Earnings Per Share
Class A common stock	$7.01	$5.63	$4.90
Class B common stock	$11.33	$9.14	$7.94
Class C common stock	$28.03	$22.53	$19.58

Basic Weighted-average Shares Outstanding
Class A common stock	1,651	1,691	1,697
Class B common stock	245	245	245
Class C common stock	10	10	11

Diluted Earnings Per Share
Class A common stock	$7.00	$5.63	$4.89
Class B common stock	$11.31	$9.13	$7.93
Class C common stock	$28.00	$22.51	$19.56

Diluted Weighted-average Shares Outstanding
Class A common stock	2,136	2,188	2,223
Class B common stock	245	245	245
Class C common stock	10	10	11
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2022	2021	2020
	(in millions)
Net income	$14,957	$12,311	$10,866
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(133)	(4)	1
Income tax effect	28	1	—
Reclassification adjustments	—	(1)	(3)
Income tax effect	—	—	1
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(168)	178	(7)
Income tax effect	38	(41)	1
Reclassification adjustments	13	13	18
Income tax effect	(3)	(3)	(3)
Derivative instruments:
Net unrealized gain (loss)	917	19	(547)
Income tax effect	(177)	(1)	119
Reclassification adjustments	(67)	15	(81)
Income tax effect	2	1	19
Foreign currency translation adjustments	(3,255)	(95)	1,511
Other comprehensive income (loss), net of tax	(2,805)	82	1,029
Comprehensive income	$12,152	$12,393	$11,895

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount		Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2021	5		$3,080	(1)	1,932		$18,855	$(133)	$15,351	$436	$37,589
Net income									14,957		14,957
Other comprehensive income (loss), net of tax										(2,805)	(2,805)
VE territory covered losses incurred								(43)			(43)
Recovery through conversion rate adjustment			(141)					141			—
Issuance of series A preferred stock	—	(2)	(3)								(3)
Conversion to class A common stock upon sales into public market	—	(2)	(612)		10		612				—
Share-based compensation, net of forfeitures							602				602
Stock issued under equity plans					4		196				196
Restricted stock and performance-based shares settled in cash for taxes					—	(2)	(120)				(120)
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock									(3,203)		(3,203)
Repurchase of class A common stock					(56)		(600)		(10,989)		(11,589)
Balance as of September 30, 2022	5		$2,324	(1)	1,890		$19,545	$(35)	$16,116	$(2,369)	$35,581
(1)As of September 30, 2022 and 2021, the book value of series A preferred stock was $1.0 billion and $486 million, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2020	5		$5,086	(1)	1,939	$16,721	$(39)	$14,088	$354	$36,210
Net income								12,311		12,311
Other comprehensive income (loss), net of tax									82	82
Adoption of new accounting standards								3		3
VE territory covered losses incurred							(147)			(147)
Recovery through conversion rate adjustment			(55)				53			(2)
Conversion to class A common stock upon sales into public market	—	(2)	(1,951)		29	1,951				—
Share-based compensation, net of forfeitures						542				542
Stock issued under equity plans					5	208				208
Restricted stock and performance-based shares settled in cash for taxes					(1)	(144)				(144)
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock								(2,798)		(2,798)
Repurchase of class A common stock					(40)	(423)		(8,253)		(8,676)
Balance as of September 30, 2021	5		$3,080	(1)	1,932	$18,855	$(133)	$15,351	$436	$37,589
(1)As of September 30, 2021 and 2020, the book value of series A preferred stock was $486 million and $2.4 billion, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock			Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount	Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2019	5		$5,462	1,974	$16,541	$(171)	$13,502	$(650)	$34,684
Net income							10,866		10,866
Other comprehensive income (loss), net of tax								1,029	1,029
Adoption of new accounting standards							25	(25)	—
VE territory covered losses incurred						(37)			(37)
Recovery through conversion rate adjustment			(164)			169			5
Issuance of series A preferred stock	—	(1)	(5)						(5)
Conversion to class A common stock upon sales into public market	—	(1)	(207)	6	207				—
Share-based compensation, net of forfeitures					416				416
Stock issued under equity plans				4	190				190
Restricted stock and performance-based shares settled in cash for taxes				(1)	(160)				(160)
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock							(2,664)		(2,664)
Repurchase of class A common stock				(44)	(473)		(7,641)		(8,114)
Balance as of September 30, 2020	5		$5,086	1,939	$16,721	$(39)	$14,088	$354	$36,210
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2022	2021	2020
	(in millions)
Operating Activities
Net income	$14,957	$12,311	$10,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	10,295	8,367	6,664
Share-based compensation	602	542	416
Depreciation and amortization of property, equipment, technology and intangible assets	861	804	767
Deferred income taxes	(336)	873	307
VE territory covered losses incurred	(43)	(147)	(37)
(Gains) losses on equity investments, net	264	(712)	(101)
Other	(94)	(109)	(44)
Change in operating assets and liabilities:
Settlement receivable	(397)	(468)	1,858
Accounts receivable	(97)	(343)	(43)
Client incentives	(9,351)	(7,510)	(8,081)
Other assets	(666)	(147)	(402)
Accounts payable	67	88	21
Settlement payable	1,256	679	(2,384)
Accrued and other liabilities	1,055	929	923
Accrued litigation	476	70	(290)
Net cash provided by (used in) operating activities	18,849	15,227	10,440
Investing Activities
Purchases of property, equipment and technology	(970)	(705)	(736)
Investment securities:
Purchases	(5,997)	(5,111)	(2,075)
Proceeds from maturities and sales	4,585	5,701	4,510
Acquisitions, net of cash and restricted cash acquired	(1,948)	(75)	(77)
Purchases of other investments	(86)	(71)	(267)
Other investing activities	128	109	72
Net cash provided by (used in) investing activities	(4,288)	(152)	1,427
Financing Activities
Repurchase of class A common stock	(11,589)	(8,676)	(8,114)
Repayments of debt	(1,000)	(3,000)	—
Dividends paid	(3,203)	(2,798)	(2,664)
Proceeds from issuance of senior notes	3,218	—	7,212
Cash proceeds from issuance of class A common stock under equity plans	196	208	190
Restricted stock and performance-based shares settled in cash for taxes	(120)	(144)	(160)
Payments to settle derivative instruments	—	—	(333)
Other financing activities	(198)	—	(99)
Net cash provided by (used in) financing activities	(12,696)	(14,410)	(3,968)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,287)	(37)	440
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	578	628	8,339
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	19,799	19,171	10,832
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$20,377	$19,799	$19,171
Supplemental Disclosure
Cash paid for income taxes, net	$3,741	$3,012	$2,671
Interest payments on debt	$607	$643	$537
Accruals related to purchases of property, equipment and technology	$56	$41	$38
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (Visa or the Company) is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories. Visa operates one of the world’s largest electronic payments network — VisaNet — which provides transaction processing services (primarily authorization, clearing and settlement). The Company offers products, solutions and services that facilitate secure, reliable and efficient money movement for participants in the ecosystem. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
Consolidation and basis of presentation. The consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company consolidates its majority-owned and controlled entities, including variable interest entities (VIEs) for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its consolidated financial statements as of and for the periods presented. All significant intercompany accounts and transactions are eliminated in consolidation.
During fiscal 2022, economic sanctions were imposed on Russia, impacting Visa and its clients. The extent and severity of the sanctions impacted the Company’s operations and a reduction in Ruble liquidity impacted the Company’s ability to manage operational impact and related foreign currency risk. In March 2022, the Company suspended its operations in Russia. In addition, the Company deconsolidated its Russian subsidiary, resulting in a pre-tax loss of $35 million for the year ended September 30, 2022, which is included in general and administrative expense on the consolidated statements of operations.
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
Fair value. The Company measures certain financial assets and liabilities at fair value on a recurring basis. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to nonrecurring fair value measurements if they are deemed to be impaired. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported under a three-level valuation hierarchy. See Note 6—Fair Value Measurements and Investments.
Marketable equity securities. Marketable equity securities, which are reported in investment securities on the consolidated balance sheets, include investments in publicly traded companies as well as mutual fund investments

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
related to various employee compensation and benefit plans. Interest and dividend income as well as gains and losses, realized and unrealized, from changes in fair value are recorded in non-operating income (expense).
Trading activity in the mutual fund investments is at the direction of the Company’s employees. These investments are held in a trust and are not considered by the Company to be available for its operational or liquidity needs. The corresponding liability is reported in accrued liabilities on the consolidated balance sheets, with changes in the liability recognized in personnel expense on the consolidated statements of operations.
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
The Company applies the equity method of accounting for investments in other entities when it does not have control but has the ability to exercise significant influence. Under the equity method, the Company’s share of each entity’s profit or loss is reflected in non-operating income (expense) on the consolidated statements of operations.
The Company applies the fair value measurement alternative for equity investments in other entities when the Company does not have the ability to exercise significant influence. The Company adjusts the carrying value of these equity securities to fair value when transactions for identical or similar investments of the same issuer are observable.
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
September 30, 2022
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
Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure their performance of settlement obligations arising from Visa payment services are processed in accordance with the Company’s operating rules. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets. Pledged securities are held by a custodian in an account under the Company’s name and ownership; however, the Company does not have the right to repledge these securities, but may sell these securities in the event of default by the client on its settlement obligations. Letters of credit are provided primarily by a client’s financial institutions to serve as irrevocable guarantees of payment. Guarantees are provided primarily by a client’s parent to secure the obligations of its subsidiaries. The Company routinely evaluates the financial viability of institutions providing the letters of credit and guarantees. See Note 12—Settlement Guarantee Management.
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
Leases. The Company determines if an arrangement is a lease at its inception. Right-of-use (ROU) assets, and corresponding lease liabilities, are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As a majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record a ROU asset and corresponding liability for leases with terms of 12 months or less.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
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
Business Combinations. The Company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are generally recorded at their acquisition date fair values. The excess of the purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred.
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
The Company performed its annual impairment review of indefinite-lived intangible assets as of February 1, 2022, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company’s indefinite-lived intangible assets existed as of September 30, 2022.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company performed its annual impairment review of goodwill as of February 1, 2022, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2022.
Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective and based on a number of factors, including the specifics of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with internal and external legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company’s estimates. The Company expenses legal costs as incurred in professional fees in the consolidated statements of operations. See Note 20—Legal Matters.
Revenue recognition. The Company’s net revenues are comprised principally of the following categories: service revenues, data processing revenues, international transaction revenues and other revenues, reduced by client incentives. As a payments network service provider, the Company’s obligation to the customer is to stand ready to provide continuous access to our payments network over the contractual term. Consideration is variable based primarily upon the amount and type of transactions and payments volume on Visa’s products. The Company recognizes revenue, net of sales and other similar taxes, as the payments network services are performed in an amount that reflects the consideration the Company expects to receive in exchange for those services. Fixed fees

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
for payments network services are generally recognized ratably over the related service period. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payments network services and other performance obligations which are constrained by and dependent upon the future performance of its clients, which are variable in nature. The Company also recognizes revenues, net of sales and other similar taxes, from other value added services, including issuing solutions, acceptance solutions, risk and identity solutions, open banking and advisory services, as these value added services are performed.
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
Other revenues consist mainly of value added services, license fees for use of the Visa brand or technology and fees for account holder services, certification and licensing. Other revenues are recognized in the same period the related transactions occur or services are performed.
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
Marketing. The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Sponsorship costs are recognized over the period in which the Company benefits from the sponsorship rights. Promotional costs are expensed as incurred, when the related services are received, or when the related event occurs.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
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
Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe Limited (Visa Europe) whose functional currency is the Euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2022, 2021 and 2020.
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
Derivatives are carried at fair value on a gross basis on the consolidated balance sheets. Gains and losses resulting from changes in the fair value of cash flow hedges are accounted for in accumulated other comprehensive income (loss) on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income (loss) related to that hedge is reclassified to the consolidated statements of operations in the corresponding account where revenue or expense is recorded. Forward points are excluded from effectiveness testing purposes and are reported in earnings. Derivatives designated as cash flow hedges are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets.

The Company holds foreign exchange forward contracts and other non-derivative financial instruments which were designated as a net investment hedge against a portion of the Company’s net investment in Visa Europe. The Company also holds interest rate and cross-currency swap agreements on a portion of the outstanding senior notes that allows the Company to manage its interest rate exposure through a combination of fixed and floating rates and reduce the overall cost of borrowing. The Company designated the interest rate swaps as a fair value hedge and the cross-currency swaps as a net investment hedge. Gains and losses related to changes in fair value hedges are

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
recognized in non-operating income (expense) along with a corresponding loss or gain related to the change in fair value of the underlying hedged item in the same line item in the consolidated statements of operations. Gains and losses related to changes in the fair value of net investment hedge derivatives and non-derivative financial instruments are recorded in other comprehensive income (loss). Amounts excluded from the effectiveness testing of net investment hedges are recognized in non-operating income (expense).
The Company utilizes foreign exchange derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currencies. Gains and losses resulting from changes in the fair value of these derivative instruments not designated for hedge accounting are recorded in general and administrative expense for hedges of operating activities, or non-operating income (expense) for hedges of non-operating activities.
Cash flows associated with a cash flow hedge are classified as an operating activity on the consolidated statements of cash flows. Cash flows associated with a fair value hedge may be included in operating, investing or financing activities depending on the classification of the items being hedged. Cash flows associated with a net investment hedge are classified as an investing activity. See Note 13—Derivative and Non-derivative Financial Instruments.
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
Basic earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities include the Company’s series A, B and C preferred stock and restricted stock units (RSUs) that contain non-forfeitable rights to dividends or dividend equivalents. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares outstanding of each class of common stock reflects changes in ownership over the periods presented. See Note 15—Stockholders’ Equity.
Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities outstanding and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of series A, B and C preferred stock and class B and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Company’s Employee Stock Purchase Plan and the assumed vesting of unearned performance shares. See Note 16—Earnings Per Share.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance and making other minor improvements. The Company adopted this guidance effective October 1, 2021. The adoption did not have a material impact on the consolidated financial statements.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 2—Acquisitions
Currencycloud
On December 20, 2021, Visa acquired The Currency Cloud Group Limited (Currencycloud), a global platform that enables financial institutions and fintechs to provide innovative cross-border foreign exchange solutions, for a total purchase consideration of $893 million (which includes the fair value of Visa’s previously held equity interest in Currencycloud). The Company allocated $150 million of the purchase consideration to technology, customer relationships, other net assets acquired and deferred tax liabilities and the remaining $743 million to goodwill.
Tink
On March 10, 2022, Visa acquired 100% of the share capital of Tink AB (Tink) for $1.9 billion in cash. Tink is an open banking platform that enables financial institutions, fintechs and merchants to build financial products and services and move money. The acquisition is expected to help accelerate the adoption of open banking around the world by providing a secure, reliable platform for innovation.
Total purchase consideration has been allocated to the assets acquired and liabilities assumed. If additional information becomes available, the Company may further revise the purchase price allocation as soon as practicable, but no later than one year from the acquisition date; however, at this time, material changes are not expected.
The following table summarizes the purchase price allocation for Tink:

	Purchase Price Allocation	Weighted-Average Useful Life
	(in millions)	(in years)
Technology	$245	4
Customer relationships	90	6
Deferred tax liabilities	(71)
Other net assets acquired (liabilities assumed)	25
Goodwill	1,577
Total	$1,866	5
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
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	For the Years Ended September 30,
	2022	2021	2020
	(in millions)
Service revenues	$13,361	$11,475	$9,804
Data processing revenues	14,438	12,792	10,975
International transaction revenues	9,815	6,530	6,299
Other revenues	1,991	1,675	1,432
Client incentives	(10,295)	(8,367)	(6,664)
Net revenues	$29,310	$24,105	$21,846

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022

	For the Years Ended September 30,
	2022	2021	2020
	(in millions)
U.S.	$12,851	$11,160	$10,125
International	16,459	12,945	11,721
Net revenues	$29,310	$24,105	$21,846
Remaining performance obligations are comprised of deferred revenues and unbilled contract revenues that will be invoiced and recognized as revenues in future periods primarily related to value added services. As of September 30, 2022, the remaining performance obligations were $1.8 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	September 30,
	2022	2021
	(in millions)
Cash and cash equivalents	$15,689	$16,487
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,449	894
Customer collateral	2,342	2,260
Prepaid expenses and other current assets	897	158
Cash, cash equivalents, restricted cash and restricted cash equivalents	$20,377	$19,799
Prepaid expenses and other current assets include restricted cash and restricted cash equivalents related to funds held by the Company, primarily from Currencycloud, on behalf of clients in segregated bank accounts that generally cannot be withdrawn or used for general operating activities. These amounts are fully offset by corresponding liabilities recorded in accrued liabilities on the Company’s consolidated balance sheets.
Note 5—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “U.S. covered litigation.” These mechanisms are included in and referred to as the U.S. retrospective responsibility plan and consist of a U.S. litigation escrow agreement, the conversion feature of the Company’s shares of class B common stock, the indemnification obligations of the Visa U.S.A. Inc. (Visa U.S.A.) members, an interchange judgment sharing agreement, a loss sharing agreement and an omnibus agreement, as amended.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
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
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	2022	2021
	(in millions)
Balance at beginning of period	$894	$901
Deposits into the litigation escrow account	850	—
Payments to opt-out merchants(1), net of interest earned on escrow funds	(295)	(7)
Balance at end of period	$1,449	$894
(1)These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B common stock are subject to dilution through a downward adjustment to the rate at which shares of class B common stock convert into shares of class A common stock. This has the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count with each deposit amount. See Note 15—Stockholders’ Equity.
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
Interchange judgment sharing agreement. Visa U.S.A. and Visa International Service Association (Visa International) have entered into an interchange judgment sharing agreement with certain Visa U.S.A. members that have been named as defendants in the interchange multidistrict litigation, which is described in Note 20—Legal Matters. Under this judgment sharing agreement, Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of Mastercard.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
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
Europe Retrospective Responsibility Plan
UK loss sharing agreement. The Company has entered into a loss sharing agreement with Visa Europe and certain of Visa Europe’s member financial institutions located in the United Kingdom (UK LSA members). Each of the UK LSA members has agreed, on a several and not joint basis, to compensate the Company for certain losses which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom prior to the closing of the Visa Europe acquisition (Closing), subject to the terms and conditions set forth therein and, with respect to each UK LSA member, up to a maximum amount of the up-front cash consideration received by such UK LSA member. The UK LSA members’ obligations under the UK loss sharing agreement are conditional upon, among other things, either (a) losses valued in excess of the sterling equivalent on June 21, 2016 of €1.0 billion having arisen in UK covered claims (and such losses having reduced the conversion rate of the series B preferred stock accordingly), or (b) the conversion rate of the series B preferred stock having been reduced to zero pursuant to losses arising in claims relating to multilateral interchange fee rate setting in the Visa Europe territory.
Litigation management deed. The Company has entered into a litigation management deed with Visa Europe which sets forth the agreed upon procedures for the management of the VE territory covered litigation, the allocation of losses resulting from this litigation (VE territory covered losses) between the series B and C preferred stock, and any accelerated conversion or reduction in the conversion rate of the shares of series B and C preferred stock. The litigation management deed applies only to VE territory covered litigation (and resultant losses and liabilities). The litigation management deed provides that the Company will generally control the conduct of the VE territory covered litigation, subject to certain obligations to report and consult with the litigation management committee for VE territory covered litigation (VE Territory Litigation Management Committee). The VE Territory Litigation Management

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Committee, which is composed of representatives of certain Visa Europe members, has also been granted consent rights to approve certain material decisions in relation to the VE territory covered litigation.
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
Visa Inc. net income is not impacted by VE territory covered losses as long as the as-converted value of the preferred stock is greater than the covered loss. VE territory covered losses are recorded when the loss is deemed to be probable and reasonably estimable, or in the case of attorney’s fees, when incurred. Concurrently, the Company records a reduction to stockholders’ equity, which represents the Company’s right to recover such losses through adjustments to the conversion rate applicable to the preferred stock. The reduction to stockholders’ equity is recorded in a contra-equity account referred to as “right to recover for covered losses.”
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
As required by the litigation management deed, on June 21, 2022, the sixth anniversary of the Visa Europe acquisition, Visa, in consultation with the VE Territory Litigation Management Committee, carried out a release assessment. After the completion of this assessment, the Company released $3.5 billion of the as-converted value from its series B and C preferred stock and issued 176,655 shares of series A preferred stock on July 29, 2022 (Sixth Anniversary Release). Each holder of a share of series B and C preferred stock received a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company paid $3 million in cash in lieu of issuing fractional shares of series A preferred stock. Each share of series A preferred stock will be automatically converted into 100 shares of class A common stock in connection with a sale to a person eligible to hold class A common stock in accordance with Visa’s certificate of incorporation. See Note 15—Stockholders’ Equity.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
The following table presents the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2021	$1,071	$1,523	$(133)
VE territory covered losses incurred(1)	—	—	(43)
Recovery through conversion rate adjustment	(135)	(6)	141
Sixth Anniversary Release	(476)	(705)	—
Balance as of September 30, 2022	$460	$812	$(35)

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2020	$1,106	$1,543	$(39)
VE territory covered losses incurred(1)	—	—	(147)
Recovery through conversion rate adjustment(2)	(35)	(20)	53
Balance as of September 30, 2021	$1,071	$1,523	$(133)
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
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets:

	September 30,
	2022		2021
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$1,309	$460	$3,493	$1,071
Series C preferred stock	2,044	812	4,806	1,523
Total	3,353	1,272	8,299	2,594
Less: right to recover for covered losses	(35)	(35)	(133)	(133)
Total recovery for covered losses available	$3,318	$1,237	$8,166	$2,461
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of September 30, 2022, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.971 and 3.645, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $177.65, Visa’s class A common stock closing stock price.
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
September 30, 2022
Note 6—Fair Value Measurements and Investments
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2
	2022	2021	2022	2021
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$11,736	$11,779	$—	$—
U.S. government-sponsored debt securities	—	—	—	100
U.S. Treasury securities	799	2,400	—	—
Investment securities:
Marketable equity securities	437	490	—	—
U.S. government-sponsored debt securities	—	—	457	245
U.S. Treasury securities	4,005	2,985	—	—
Other current and non-current assets:
Money market funds	22	4	—	—
Derivative instruments	—	—	1,131	410
Total	$16,999	$17,658	$1,588	$755
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$146	$167	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	418	109
Total	$146	$167	$418	$109
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$458	$—	$(1)	$457
U.S. Treasury securities	4,937	—	(133)	4,804
Total	$5,395	$—	$(134)	$5,261
As of September 30, 2021, gross unrealized gains and losses were not material.
Debt securities with continuous unrealized losses for less than 12 months were as follows:

	September 30, 2022
	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$408	$(1)
U.S. Treasury securities	3,507	(133)
Total	$3,915	$(134)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

September 30, 2022
(in millions)
Due within one year	$3,125
Due after 1 year through 5 years	2,136
Total	$5,261
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of September 30, 2022 including cumulative unrealized gains and losses:

September 30, 2022
(in millions)
Initial cost basis	$734
Adjustments:
Upward adjustments	810
Downward adjustments (including impairment)	(349)
Carrying amount, end of period	$1,195
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of September 30, 2022 and 2021 were as follows:

	For the Years Ended September 30,
	2022	2021
	(in millions)
Upward adjustments	$231	$484
Downward adjustments (including impairment)	$(341)	$(3)
Investment Income (Expense)
Investment income (expense) is recorded as non-operating income (expense) in the Company’s consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2022	2021	2020
	(in millions)
Interest and dividend income on cash and investments	$69	$(16)	$80
Realized gains (losses), net on debt securities	—	—	4
Equity securities:
Unrealized gains (losses), net	(364)	721	115
Realized gains (losses), net	68	26	1
Investment income (expense)	$(227)	$731	$200
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of September 30, 2022, the carrying value and estimated fair value of debt was $22.5 billion and $19.9 billion, respectively. As of September 30, 2021, the carrying value and estimated fair value of debt was $21.0 billion and $22.5 billion, respectively.
Other financial instruments not measured at fair value. At September 30, 2022, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30,
	2022	2021
	(in millions)
Land	$72	$72
Buildings and building improvements	1,003	1,008
Furniture, equipment and leasehold improvements	2,230	2,048
Construction-in-progress	285	226
Technology	5,291	4,320
Total property, equipment and technology	8,881	7,674
Accumulated depreciation and amortization	(5,658)	(4,959)
Property, equipment and technology, net	$3,223	$2,715
At September 30, 2022 and 2021, accumulated amortization for technology was $3.7 billion and $3.2 billion, respectively.
At September 30, 2022, estimated future amortization expense on technology was as follows:

	For the Years Ending September 30,
	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Estimated future amortization expense	$538	$437	$339	$188	$66	$15	$1,583
For fiscal 2022, 2021 and 2020, depreciation and amortization expense related to property, equipment and technology was $771 million, $721 million and $687 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 8—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30,
	2022			2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$836	$(513)	$323	$726	$(440)	$286
Trade names	195	(159)	36	199	(148)	51
Reseller relationships	95	(95)	—	95	(92)	3
Other	16	(16)	—	16	(15)	1
Total finite-lived intangible assets	1,142	(783)	359	1,036	(695)	341
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	20,622	—	20,622	23,239	—	23,239
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	24,706	—	24,706	27,323	—	27,323
Total intangible assets	$25,848	$(783)	$25,065	$28,359	$(695)	$27,664
For fiscal 2022, 2021 and 2020, amortization expense related to finite-lived intangible assets was $90 million, $83 million and $80 million, respectively.
At September 30, 2022, estimated future amortization expense on finite-lived intangible assets was as follows:

	For the Years Ending September 30,
	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Estimated future amortization expense	$76	$74	$59	$42	$40	$68	$359
The changes in goodwill during the years ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(in millions)
Goodwill, beginning of period	$15,958	$15,910
Goodwill from acquisitions, net of adjustments	2,320	63
Foreign currency translation	(491)	(15)
Goodwill, end of period	$17,787	$15,958
During fiscal 2022, 2021 or 2020, there was no impairment related to the Company’s intangible assets and goodwill.
Note 9—Leases
The Company entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2023 and 2033. Many leases include one or more options to renew. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Payments under the Company’s lease arrangements are generally fixed. At September 30, 2022, the Company had no finance leases.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
At September 30, 2022 and 2021, ROU assets included in other assets on the consolidated balance sheets was $480 million and $515 million, respectively. At September 30, 2022 and 2021, the current portion of lease liabilities included in accrued liabilities on the consolidated balance sheets was $98 million and $103 million, respectively, and the long-term portion included in other liabilities was $422 million and $471 million, respectively.
During fiscal 2022 and 2021, total operating lease cost was $117 million and $111 million, respectively. At September 30, 2022 and 2021, the weighted-average remaining lease term for operating leases was approximately 6 years and the weighted-average discount rate for operating leases was 2.15% and 2.23%, respectively.
At September 30, 2022, the present value of future minimum lease payments was as follows:

September 30, 2022
(in millions)
2023	$102
2024	107
2025	91
2026	78
2027	58
Thereafter	121
Total undiscounted lease payments	557
Less: imputed interest	(37)
Present value of lease liabilities	$520
During fiscal 2022 and 2021, ROU assets obtained in exchange for lease liabilities was $74 million and $96 million, respectively.
At September 30, 2022, the Company had additional operating leases that had not yet commenced with lease obligations of $531 million. These operating leases will commence between fiscal 2023 and 2024 with non-cancellable lease terms of 1 to 15 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 10—Debt
The Company had outstanding debt as follows:

	September 30,
	2022	2021	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
2.15% Senior Notes due September 2022	$—	$1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,325	—	1.71%
2.00% Senior Notes due June 2029	982	—	2.13%
2.375% Senior Notes due June 2034	638	—	2.53%
Total debt	22,945	21,000
Unamortized discounts and debt issuance costs	(173)	(161)
Hedge accounting fair value adjustments(2)	(322)	138
Total carrying value of debt	$22,450	$20,977

Reported as:
Current maturities of debt	$2,250	$999
Long-term debt	20,200	19,978
Total carrying value of debt	$22,450	$20,977
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Non-derivative Financial Instruments.
Senior Notes
In June 2022, the Company issued Euro-denominated fixed-rate senior notes in a public offering in an aggregate principal amount of €3.0 billion ($3.2 billion), with maturities ranging between 4 and 12 years. The June 2026 Notes, 2029 Notes and 2034 Notes, or collectively, the "Euro Notes", have interest rates of 1.50%, 2.00% and 2.375%, respectively. Interest on the Euro Notes is payable annually on June 15 of each year, commencing June 15, 2023. The net aggregate proceeds, after deducting discounts and debt issuance costs, were approximately €3.0 billion ($3.2 billion). The Company will use the net proceeds for general corporate purposes, which may include, among other things, the refinancing of existing indebtedness.
During the year ended September 30, 2022, the Company repaid $1.0 billion of principal upon maturity of its senior notes.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
The Company’s outstanding senior notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The senior notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of September 30, 2022, the Company was in compliance with all related covenants. Each series of senior notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices. In addition, each series of the Euro Notes may be redeemed as a whole at specified redemption prices upon the occurrence of certain U.S. tax events.
At September 30, 2022, future principal payments on the Company’s outstanding debt were as follows:

	For the Years Ending September 30,
	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Future principal payments	$2,250	$—	$—	$5,325	$2,750	$12,620	$22,945
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. During the year ended September 30, 2022, the Company issued and repaid $950 million of commercial paper. As of September 30, 2022 and 2021, the Company had no outstanding obligations under the program.
Credit Facility
On July 25, 2019, the Company entered into an amended and restated credit agreement for a 5 year, unsecured $5.0 billion revolving credit facility (Credit Facility), which will expire on July 25, 2024. Interest on borrowings denominated in U.S. dollars under the Credit Facility will be charged at the London Interbank Offered Rate or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. On October 6, 2021, the Company further amended the Credit Facility to ensure that effective January 1, 2022, interest on borrowings denominated in British Pound Sterling and Euros will be charged at the Sterling Overnight Index Average Reference Rate and the Euro Short-Term Rate respectively or the applicable successor rates, plus applicable margins. The Credit Facility is not governed by any financial covenants. This Credit Facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. As of September 30, 2022 and 2021, the Company had no amounts outstanding under the Credit Facility.
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
Disclosures presented below include the U.S. pension plans and the non-U.S. plans. Disclosures relating to other U.S. postretirement benefit plans and certain non-U.S. pension benefit plans are not included as they are immaterial, individually and in aggregate. The Company uses a September 30 measurement date for its pension and other postretirement benefit plans.
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
September 30, 2022
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
Summary of Plan Activities
A reconciliation of pension benefit obligations, plan assets, funded status and amounts recognized in the Company’s consolidated balance sheets were as follows:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Change in pension benefit obligation:
Benefit obligation at beginning of period	$877	$920	$520	$563
Service cost	—	—	3	4
Interest cost	24	25	10	10
Actuarial (gain) loss	(185)	(8)	(174)	(53)
Benefit payments	(53)	(60)	(14)	(28)
Foreign currency exchange rate changes	—	—	(67)	24
Benefit obligation at end of period	$663	$877	$278	$520
Accumulated benefit obligation	$663	$877	$278	$520
Change in plan assets:
Fair value of plan assets at beginning of period	$1,288	$1,142	$548	$525
Actual return on plan assets	(275)	205	(151)	9
Company contribution	—	1	20	21
Benefit payments	(53)	(60)	(14)	(28)
Foreign currency exchange rate changes	—	—	(76)	21
Fair value of plan assets at end of period	$960	$1,288	$327	$548
Funded status at end of period	$297	$411	$49	$28
Recognized in consolidated balance sheets:
Non-current asset	$302	$417	$51	$30
Current liability	(1)	(1)	—	—
Non-current liability	(4)	(5)	(2)	(2)
Funded status at end of period	$297	$411	$49	$28
Amounts recognized in accumulated other comprehensive income (loss) before tax consist of the following:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Net actuarial (gain) loss	$150	$(11)	$35	$47
At September 30, 2022 and 2021, the Company’s aggregated pension plan assets exceeded the benefit obligations. For individual plans where the benefit obligations exceeded plan assets, the projected benefit obligation, the accumulated benefit obligation and plan assets were not material at September 30, 2022 and 2021.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Net periodic benefit cost consists of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost	$—	$—	$—	$3	$4	$4
Interest cost	24	25	28	10	10	10
Expected return on assets	(80)	(70)	(72)	(18)	(17)	(15)
Amortization of actuarial (gain) loss	—	3	6	—	4	2
Settlement (gain) loss	10	(1)	8	—	2	—
Total net periodic benefit cost	$(46)	$(43)	$(30)	$(5)	$3	$1
The service cost component of net periodic benefit cost is presented in personnel expenses while the other components are presented in other non-operating income (expense) on the Company’s consolidated statements of operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2022	2021	2020	2022	2021	2020
	(in millions)
Current year actuarial (gain) loss	$170	$(143)	$(5)	$(5)	$(45)	$21
Amortization of actuarial gain (loss)	—	(3)	(14)	—	(6)	(2)
Total recognized in other comprehensive (income) loss	$170	$(146)	$(19)	$(5)	$(51)	$19
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$124	$(189)	$(49)	$(10)	$(48)	$20

For the year ended September 30, 2022, the net loss was primarily attributable to market-driven decrease in the fair value of plan assets offset by an increase in the discount rate. For the year ended September 30, 2021, the net gain was primarily attributable to market-driven increase in the fair value of plan assets combined with an increase in the discount rate.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Weighted-average actuarial assumptions used to estimate the benefit obligation and net periodic benefit cost were as follows:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2022	2021	2020	2022	2021	2020
Discount rate for benefit obligation:
Pension	5.52%	2.98%	2.88%	5.00%	2.10%	1.60%
Discount rate for net periodic benefit cost:
Pension	2.98%	2.88%	3.27%	2.10%	1.60%	1.80%
Expected long-term rate of return on plan assets	6.50%	6.50%	7.00%	3.50%	3.50%	3.00%
Rate of increase(1) in compensation levels for:
Benefit obligation	NA	NA	NA	2.50%	2.50%	2.50%
Net periodic benefit cost	NA	NA	NA	2.50%	2.50%	2.50%
(1)This assumption is not applicable for the U.S. plans due to the amendment of the U.S. qualified defined benefit pension plan in October 2015, which discontinued the employer provided credits effective after December 31, 2015.
The U.S. plans include a cash balance plan with promised interest crediting rates. Under the plan rules, for fiscal 2022, 2021 and 2020, the weighted average interest crediting rates for the benefit obligation were 4.52%,1.98% and 1.88%, respectively, and the weighted average interest crediting rates for the benefit cost set at the beginning of the periods were 1.98%, 1.88% and 2.26%, respectively.
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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances pension plan assets, as appropriate, to ensure that allocations are consistent with its investment strategy and within target allocation ranges. For U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity securities of 25% to 55%, fixed income securities of 53% to 63% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 4%. At September 30, 2022, U.S. pension plan asset allocations for these categories were 39%, 57% and 4%, respectively, which were within target allocation ranges.
For non-U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity funds of 5%, interest and inflation hedging assets of 40% and other of 55%, consisting of cash and cash equivalents, corporate debt and asset-backed securities, multi-asset funds and property. At September 30, 2022, non-U.S. pension plan asset allocations for these categories were 4%, 38% and 58%, respectively, which generally aligned with the target allocations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
The following tables set forth by level, within the fair value hierarchy, the pension plans’ investments at fair value, including the impact of transactions that were not settled at the end of September:

	U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2022	2021	2022	2021	2022	2021	2022	2021
	(in millions)
Cash equivalents	$40	$20	$—	$—	$—	$—	$40	$20
Collective investment funds	—	—	319	548	—	—	319	548
Corporate debt securities	—	—	392	455	—	—	392	455
U.S. government-sponsored debt securities	—	—	22	28	—	—	22	28
U.S. Treasury securities	101	105	—	—	—	—	101	105
Asset-backed securities	—	—	—	—	29	31	29	31
Equity securities	57	101	—	—	—	—	57	101
Total	$198	$226	$733	$1,031	$29	$31	$960	$1,288

	Non-U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2022	2021	2022	2021	2022	2021	2022	2021
	(in millions)
Cash and cash equivalents	$3	$18	$—	$—	$—	$—	$3	$18
Corporate debt securities	—	—	91	51	—	—	91	51
Asset-backed securities	—	—	—	—	45	78	45	78
Equity funds	—	—	13	68	—	—	13	68
Multi-asset securities(1)	—	—	175	333	—	—	175	333
Total	$3	$18	$279	$452	$45	$78	$327	$548
(1)Multi-asset securities represent pension plan assets that are invested in funds comprised of broad ranges of assets.
Level 1 assets. Cash equivalents, which comprise of money market funds, U.S. Treasury securities and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets.
Level 2 assets. Collective investment funds are unregistered investment vehicles that generally commingle the assets of multiple fiduciary clients, such as pension and other employee benefit plans, to invest in a portfolio of stocks, bonds or other securities. Although the collective investment funds held by the plan are ultimately invested in publicly traded equity and debt securities, their own unit values are not directly observable, and therefore they are classified as Level 2. Equity funds are investments in mutual funds that in-turn ultimately invest in equity securities of various jurisdictions. These are classified as level 2 as the equity funds held by the plan are not actively traded but the fair value of underlying securities are generally, although not always, determined with observable data and inputs. The fair values of corporate debt, multi-asset and U.S. government-sponsored securities are based on quoted prices in active markets for similar, not identical, assets.
Level 3 assets. Asset-backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Cash Flows
Expected future employer contributions and benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Expected employer contributions
2023	$1	$17
Expected benefit payments
2023	$109	$6
2024	$75	$6
2025	$71	$6
2026	$66	$6
2027	$63	$7
2028-2032	$245	$37
Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the U.S. In fiscal 2022, 2021 and 2020, personnel expenses included $161 million, $141 million, and $140 million, respectively, attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the year ended September 30, 2022, the Company’s maximum daily settlement exposure was $116.3 billion and the average daily settlement exposure was $71.8 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	September 30,
	2022	2021
	(in millions)
Restricted cash and restricted cash equivalents	$2,342	$2,260
Pledged securities at market value	213	254
Letters of credit	1,582	1,518
Guarantees	950	758
Total	$5,087	$4,790

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 13—Derivative and Non-derivative Financial Instruments
As of September 30, 2022 and 2021, the aggregate notional amount of the Company’s derivative contracts outstanding in its hedge program was $11.9 billion and $11.2 billion, respectively. As of September 30, 2022 and 2021, the aggregate notional amount of the derivative contracts not designated as hedging instruments was $1.5 billion and $0.8 billion, respectively.
The following table shows the Company’s derivative instruments at gross fair value:

		September 30,
	Balance Sheet Location	2022	2021
		(in millions)
Assets
Designated as Hedging Instrument:
Foreign exchange contracts	Prepaid expenses and other current assets and other assets	$1,096	$270
Interest rate swap	Other assets	$—	$138
Not Designated as Hedging Instrument:
Foreign exchange contracts	Prepaid expenses and other current assets	$35	$2
Liabilities
Designated as Hedging Instrument:
Foreign exchange contracts	Accrued liabilities	$49	$13
Cross-currency swap	Other liabilities	$—	$90
Interest rate swap	Other liabilities	$322	$—
Not Designated as Hedging Instrument:
Foreign exchange contracts	Accrued liabilities	$47	$6
Cash flow hedges. For fiscal 2022, the Company recognized $190 million of pre-tax net gains from cash flow hedges in other comprehensive income (loss). The amounts recognized in other comprehensive income (loss) were not material for fiscal 2021 and 2020.
The Company estimates that $140 million of pre-tax net gains related to cash flow hedges recorded in accumulated other comprehensive income (loss) as of September 30, 2022, will be reclassified into the consolidated statement of operations within the next 12 months.
Net investment hedges. For fiscal 2022, 2021 and 2020, the Company recognized pre-tax net gains (losses) in other comprehensive income (loss) related to net investment hedges of $845 million, $20 million and ($318) million, respectively. For fiscal 2022, 2021 and 2020, the Company recognized an increase in earnings of $151 million, $156 million and $150 million, respectively, related to excluded forward points and interest differentials from forward contracts and swap agreements.
Non-derivative financial instrument designated as net investment hedge. As of September 30, 2022, the Company had designated €1.2 billion of the €3.0 billion Euro Notes issued in June 2022, a non-derivative financial instrument, as a hedge against a portion of the Company’s Euro-denominated net investment in Visa Europe. The foreign currency gains and losses associated with this hedging activity are recorded as foreign currency translation adjustments in accumulated other comprehensive income (loss).
Credit and market risks. The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2022, the Company has received collateral of $348 million from counterparties, which is included in accrued liabilities in the consolidated balance sheets, and posted collateral of $62 million, which is included in prepaid expenses and other

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
current assets in the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. As of September 30, 2022, credit and market risks related to derivative instruments were not considered significant.
Note 14—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property and equipment and ROU assets are classified by major geographic areas as follows:

	September 30,
	2022	2021
	(in millions)
U.S.	$1,312	$1,286
International	531	596
Total	$1,843	$1,882
Revenues by geographic market is primarily based on the location of the issuing financial institution. Net revenues earned in the U.S. were approximately 44% of total net revenues in fiscal 2022 and 46% of total net revenues in each of fiscal 2021 and fiscal 2020. No individual country, other than the U.S., generated 10% or more of total net revenues in these years.
In fiscal 2022 and fiscal 2021, the Company had one client that accounted for 10% and 11% of its total net revenues, respectively. In fiscal 2020, the Company had two clients that accounted for 11% and 10% of its total net revenues, respectively.
Note 15—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	September 30,
	2022					2021
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		16	—	(2)	100.0000		7
Series B preferred stock	2		2.9710		7	2		6.3210		16
Series C preferred stock	3		3.6450		12	3		6.8340		22
Class A common stock(3)	1,635		—		1,635	1,677		—		1,677
Class B common stock	245		1.6059	(4)	394	245		1.6228	(4)	398
Class C common stock	10		4.0000		39	10		4.0000		41
Total					2,103					2,161
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before September 30, 2022 and 2021.
(4)The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Series A preferred stock issuance. In July 2022, the Company issued 176,655 shares of series A preferred stock in connection with the Sixth Anniversary Release. See Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Reduction in as-converted shares. Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock and is required to undertake periodic release assessments following the anniversary of the Visa Europe acquisition to determine if value should be released from the series B and C preferred stock. The recovery and any releases of value have the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the series B and C preferred stock conversion rates and consequently, reduces the as-converted class A common stock share count. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments and completed its Sixth Anniversary Release in fiscal 2022 and fourth anniversary release in fiscal 2020 (collectively Anniversary Releases):

	For the Years Ended September 30,
	2022		2021				2020
	Series B	Series C	Series B		Series C		Series B	Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	8	10	—	(1)	—	(1)	16	22
Effective price per share(2)	$197.93	$197.50	$220.84		$220.71		$194.31	$194.33
Recovery through conversion rate adjustment	$135	$6	$35		$20		$72	$92
Anniversary Releases	$1,510	$1,982	$—		$—		$3,084	$4,216
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
Under the terms of the U.S. retrospective responsibility plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B common stock is subject to dilution through a downward adjustment to the rate at which shares of class B common stock convert into shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table presents the reduction in the number of as-converted class B common stock after deposits into the U.S. litigation escrow account for fiscal 2022. There was no comparable adjustment recorded for class B common stock for fiscal 2021 and 2020.

For the Year Ended September 30, 2022
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Common stock repurchases. The following table presents share repurchases in the open market:

	For the Years Ended September 30,
	2022	2021	2020
	(in millions, except per share data)
Shares repurchased in the open market(1)	56	40	44
Average repurchase price per share(2)	$206.47	$219.03	$183.00
Total cost(2)	$11,589	$8,676	$8,114
(1)Shares repurchased in the open market reflect repurchases that settled during fiscal 2022, 2021 and 2020. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost are calculated based on unrounded numbers.
In January 2021, the Company’s board of directors authorized a $8.0 billion share repurchase program and in December 2021, authorized an additional $12.0 billion share repurchase program (December 2021 Program). As of September 30, 2022, the Company’s December 2021 Program had remaining authorized funds of $5.2 billion. All share repurchase programs authorized prior to the December 2021 Program have been completed. In October 2022, the Company’s board of directors authorized a new $12.0 billion share repurchase program. These authorizations have no expiration date.
Dividends. In fiscal 2022, 2021 and 2020, the Company declared and paid dividends of $3.2 billion, $2.8 billion and $2.7 billion, respectively. On October 21, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), which will be paid on December 1, 2022, to all holders of record as of November 11, 2022.
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
Class C common stock. There are no existing transfer restrictions on class C common stock. As of September 30, 2022, a total of 142 million shares have been converted from class C to class A common stock upon their sale into the public market.
Preferred stock. In connection with the Visa Europe acquisition, three series of preferred stock of the Company were created. Upon issuance, all of the preferred stock participate on an as-converted basis in regular quarterly cash dividends declared on the Company’s class A common stock. Preferred stock may be issued as redeemable or non-redeemable, and has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 16—Earnings Per Share
The following table presents earnings per share for fiscal 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$11,569	1,651	$7.01	$14,957	2,136	(3)	$7.00
Class B common stock	2,781	245	$11.33	2,778	245		$11.31
Class C common stock	280	10	$28.03	280	10		$28.00
Participating securities	327	Not presented	Not presented	326	Not presented		Not presented
Net income	$14,957
The following table presents earnings per share for fiscal 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$9,527	1,691	$5.63	$12,311	2,188	(3)	$5.63
Class B common stock	2,244	245	$9.14	2,242	245		$9.13
Class C common stock	237	10	$22.53	236	10		$22.51
Participating securities	303	Not presented	Not presented	303	Not presented		Not presented
Net income	$12,311
The following table presents earnings per share for fiscal 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$8,310	1,697	$4.90	$10,866	2,223	(3)	$4.89
Class B common stock	1,951	245	$7.94	1,948	245		$7.93
Class C common stock	214	11	$19.58	214	11		$19.56
Participating securities	391	Not presented	Not presented	391	Not presented		Not presented
Net income	$10,866
(1)Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 397 million for each of fiscal 2022 and 398 million for fiscal 2021 and 2020. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 40 million, 42 million and 44 million for fiscal 2022, 2021 and 2020, respectively. The weighted-average number of shares of preferred stock included within participating securities was 8 million, 12 million and 1 million of as-converted series A preferred stock for fiscal 2022, 2021 and 2020, respectively, 14 million, 16 million and 32 million of as-converted series B preferred stock for fiscal 2022, 2021 and 2020, and 20 million, 22 million and 43 million of as-converted series C preferred stock for fiscal 2022, 2021 and 2020, respectively.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for each of fiscal 2022, 2021 and 2020.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 17—Share-based Compensation
2007 Equity Incentive Compensation Plan
The Company’s 2007 Equity Incentive Compensation Plan, or the EIP, authorizes the compensation committee of the board of directors to grant non-qualified stock options (options), RSUs, performance-based shares and restricted stock awards to its employees and non-employee directors. On January 26, 2021, the EIP was amended to extend the termination date from January 31, 2022 to January 26, 2031 and reduce the number of shares of class A common stock authorized for grant from 236 million to 198 million. Shares available for grant may be either authorized and unissued or previously issued shares subsequently acquired by the Company. Under the amended EIP, shares withheld for taxes, or shares used to pay the exercise or purchase price of an award, shall not again be available for future grant. The EIP will continue to be in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors.
For fiscal 2022, 2021 and 2020, the Company recorded share-based compensation cost related to the EIP of $571 million, $518 million and $393 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits for fiscal 2022, 2021 and 2020 were $82 million, $73 million and $63 million, respectively.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
The fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2022	2021	2020
Expected term (in years)(1)	4.11	4.07	4.03
Risk-free rate of return(2)	1.1%	0.3%	1.6%
Expected volatility(3)	27.1%	25.1%	18.7%
Expected dividend yield(4)	0.7%	0.6%	0.7%
Fair value per option granted	$43.16	$39.51	$29.37
(1)Based on Visa’s historical exercise experience.
(2)Based on the zero-coupon U.S. Treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(3)Based on the Company’s implied and historical volatilities.
(4)Based on the Company’s annual dividend rate on the date of grant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
The following table summarizes the Company’s option activity:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2021	5,839,779	$134.56
Granted	961,570	$200.86
Forfeited	(134,247)	$199.34
Expired	(1,264)	$207.57
Exercised	(497,214)	$104.15
Outstanding at September 30, 2022	6,168,624	$145.92	6.09	$250
Options exercisable at September 30, 2022	4,299,455	$122.49	5.14	$250
Options exercisable and expected to vest at September 30, 2022(2)	6,122,504	$145.50	6.07	$250
(1)Calculated using the closing stock price on the last trading day of fiscal 2022 of $177.65, less the option exercise price, multiplied by the number of instruments.
(2)Applied a forfeiture rate to unvested options outstanding at September 30, 2022 to estimate the options expected to vest in the future.
During fiscal 2022, 2021 and 2020, the total intrinsic value of options exercised was $56 million, $124 million and $146 million, respectively, and the tax benefit realized was $11 million, $23 million and $31 million, respectively. As of September 30, 2022, there was $22 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.38 year.
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
The fair value and compensation cost before estimated forfeitures for RSUs is calculated using the closing price of class A common stock on the date of grant. During fiscal 2022, 2021 and 2020, the weighted-average grant date fair value of RSUs granted was $204.73, $209.00 and $183.61, respectively. During fiscal 2022, 2021 and 2020, the total grant date fair value of RSUs vested was $380 million, $331 million and $284 million, respectively.
The following table summarizes the Company’s RSU activity:

	Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2021	4,526,448	$188.16
Granted	3,967,313	$204.73
Vested	(2,166,662)	$175.23
Forfeited	(532,779)	$200.24
Outstanding at September 30, 2022	5,794,320	$203.23	1.07	$1,029
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2022 of $177.65 by the number of instruments.
At September 30, 2022, there was $692 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.07 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
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
The fair value of each performance-based shares incorporating the market condition was estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2022	2021	2020
Expected term (in years)	2.05	2.00	1.90
Risk-free rate of return(1)	0.5%	0.2%	1.6%
Expected volatility(2)	28.3%	27.2%	20.9%
Expected dividend yield(3)	0.8%	0.6%	0.7%
Fair value per performance-based share granted	$186.50	$229.81	$211.08
(1)Based on the zero-coupon U.S. treasury constant maturity yield curve, continuously compounded over the expected term of the awards
(2)Based on the Company’s implied and historical volatilities.
(3)Based on the Company’s annual dividend rate on the date of grant.
Performance-based shares vest over three years and are subject to earlier vesting in full under certain conditions. During fiscal 2022, 2021 and 2020, the total grant date fair value of performance-based shares vested and earned was $49 million, $47 million and $65 million, respectively. Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period.
The following table summarizes the maximum number of performance-based shares which could be earned and related activity:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2021	863,860	$204.82
Granted(2)	440,722	$186.50
Vested and earned	(245,922)	$200.90
Unearned	(200,800)	$190.43
Forfeited	(23,664)	$199.20
Outstanding at September 30, 2022	834,196	$199.92	0.89	$148
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2022 of $177.65 by the number of instruments.
(2)Represents the maximum number of performance-based shares which could be earned.
At September 30, 2022, there was $39 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.89 year.
Employee Stock Purchase Plan
The Visa Inc. Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase the Company’s class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. A total of 20 million shares of class A common stock have been reserved for issuance under the ESPP. In fiscal 2022, 2021 and 2020, the ESPP did not have a material impact on the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 18—Commitments
Commitments. The Company has software licenses throughout the world with varying expiration dates. At September 30, 2022, future minimum payments on software licenses are as follows:

	For the Years Ending September 30,
	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Software licenses	$83	$27	$7	$—	$—	$—	$117
Note 19—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	For the Years Ended September 30,
	2022	2021	2020
	(in millions)
U.S.	$11,051	$11,002	$9,178
Non-U.S.	7,085	5,061	4,612
Total income before taxes	$18,136	$16,063	$13,790
For fiscal 2022, 2021 and 2020, U.S. income before taxes included $3.6 billion, $3.1 billion, and $3.0 billion, respectively, of the Company’s U.S. entities’ income from operations outside of the U.S.
Income tax provision by fiscal year consisted of the following:

	For the Years Ended September 30,
	2022	2021	2020
	(in millions)
Current:
U.S. federal	$2,166	$1,943	$1,662
State and local	104	69	212
Non-U.S.	1,245	869	743
Total current taxes	3,515	2,881	2,617
Deferred:
U.S. federal	(231)	(57)	42
State and local	(77)	(28)	9
Non-U.S.	(28)	956	256
Total deferred taxes	(336)	871	307
Total income tax provision	$3,179	$3,752	$2,924

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities, are presented below:

	September 30,
	2022	2021
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$172	$166
Accrued litigation obligation	331	234
Client incentives	442	327
Net operating loss carryforwards	117	104
Comprehensive loss	21	106
Federal benefit of state taxes	133	157
Other	71	55
Valuation allowance	(120)	(103)
Deferred tax assets	1,167	1,046
Deferred Tax Liabilities:
Property, equipment and technology, net	(450)	(346)
Intangible assets	(5,788)	(6,452)
Unrealized gains on equity securities	(124)	(203)
Foreign taxes	(50)	(93)
Deferred tax liabilities	(6,412)	(7,094)
Net deferred tax liabilities	$(5,245)	$(6,048)
The Inflation Reduction Act (IRA) of 2022 was enacted in the U.S. on August 16, 2022, primarily including a 15% corporate alternative minimum tax on adjusted financial statement income applicable beginning in fiscal 2024 and a 1% excise tax on corporate stock buy-backs applicable to stock buy-backs after December 31, 2022. The IRA is not expected to have a material impact on the Company’s financial statements.
At September 30, 2022 and 2021, net deferred tax assets of $87 million and $80 million, respectively, are reflected in other assets on the consolidated balance sheets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2022 and 2021 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2022, the Company had $517 million foreign net operating loss carryforwards from acquired subsidiaries. Foreign net operating losses may be carried forward indefinitely.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate to pretax income, as a result of the following:

	For the Years Ended September 30,
	2022		2021		2020
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$3,809	21%	$3,373	21%	$2,896	21%
State income taxes, net of federal benefit	216	1%	222	1%	199	2%
Non-U.S. tax effect, net of federal benefit	(588)	(3%)	(505)	(3%)	(483)	(4%)
Remeasurement of deferred tax balances	—	—%	1,007	6%	329	2%
Conclusion of audits	—	—%	(255)	(2%)	—	—%
State tax apportionment position	(176)	(1%)	—	—%	—	—%
Other, net	(82)	—%	(90)	—%	(17)	—%
Income tax provision	$3,179	18%	$3,752	23%	$2,924	21%
In fiscal 2022 and fiscal 2021, the effective income tax rate was 18% and 23%, respectively. The effective tax rate in fiscal 2022 differs from the effective tax rate in fiscal 2021 primarily due to the following:
•during fiscal 2022, a decrease in the state tax apportionment ratio, including a $176 million tax benefit related to prior years, as a result of a tax position taken related to a recent ruling;
•during fiscal 2021, a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities as a result of the increase in UK tax rate from 19% to 25%, effective April 1, 2023; and
•during fiscal 2021, $255 million of tax benefits recognized as a result of the conclusion of audits by taxing authorities.
In fiscal 2021 and fiscal 2020, the effective income tax rate was 23% and 21%, respectively. The effective tax rate in fiscal 2021 differs from the effective tax rate in fiscal 2020 primarily due to the following:
•during fiscal 2021, a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as discussed above;
•during fiscal 2021, $255 million of tax benefits recognized as a result of the conclusion of audits by taxing authorities; and
•during fiscal 2020, a $329 million non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities.
Current income taxes receivable at September 30, 2022 and 2021 of $190 million and $83 million, respectively, were included in prepaid expenses and other current assets. Non-current income taxes receivable at September 30, 2022 and 2021 of $1.0 billion and $974 million, respectively, were included in other assets. Income taxes payable at September 30, 2022 and 2021 of $365 million and $325 million, respectively, were included in accrued liabilities. Accrued income taxes at September 30, 2022 and 2021 of $2.3 billion and $2.4 billion, respectively, were included in other liabilities.
The Company’s operating hub in the Asia Pacific region is located in Singapore. Effective October 1, 2008 through September 30, 2023, it is subject to a tax incentive which is conditional upon meeting certain business operations and employment thresholds in Singapore. In fiscal 2022, 2021 and 2020, the tax incentive decreased Singapore tax by $362 million, $273 million and $280 million, and the gross benefit of the tax incentive on diluted earnings per share was $0.17, $0.12 and $0.13, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
The Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2022, 2021 and 2020, the Company’s total gross unrecognized tax benefits were $2.7 billion, $2.5 billion and $2.6 billion, respectively, exclusive of interest and penalties described below. Included in the $2.7 billion, $2.5 billion and $2.6 billion are $1.3 billion, $1.3 billion and $1.6 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2022	2021	2020
	(in millions)
Balance at beginning of period	$2,488	$2,579	$2,234
Increases of unrecognized tax benefits related to prior years	10	34	66
Decreases of unrecognized tax benefits related to prior years	(143)	(386)	(83)
Increases of unrecognized tax benefits related to current year	350	326	376
Decreases related to settlements with taxing authorities	(19)	(63)	(12)
Reductions related to lapsing statute of limitations	(3)	(2)	(2)
Balance at end of period	$2,683	$2,488	$2,579
In fiscal 2022, 2021 and 2020, the Company recognized $15 million, $1 million and $68 million of net interest expense, respectively, related to uncertain tax positions. In fiscal 2022, the Company reversed accrued penalties of $31 million and in fiscal 2021 and 2020, the Company accrued penalties of $3 million and $4 million, respectively, related to uncertain tax positions. At September 30, 2022 and 2021, the Company had accrued interest of $238 million and $233 million, and accrued penalties of $3 million and $34 million, respectively, related to uncertain tax positions included in other long-term liabilities in its consolidated balance sheets.
The Company’s U.S. federal income tax returns for fiscal 2013 through 2018 and refund claims filed for fiscal 2008 through 2012 are currently under examination. For fiscal 2008 through 2015, one unresolved issue related to an income tax deduction remains. During fiscal 2022, the Company completed the administrative appeals process for this issue without reaching a settlement with the Internal Revenue Service (IRS). The Company is currently evaluating its next steps.
The Company’s California income tax returns for fiscal 2012 through 2015 and refund claims filed for fiscal 2006 through 2011 are currently under examination. Except for the refund claims, the federal and California statutes of limitations have expired for fiscal years prior to 2012.
The India tax authorities completed the assessment of the Company’s income tax returns for the taxable years falling within the period from fiscal 2010 to 2019, and made certain adjustments. The Company objected to these adjustments and filed appeals to the appellate authorities.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Note 20—Legal Matters
The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. For those proceedings where a loss is determined to be only reasonably possible or probable but not estimable, the Company has disclosed the nature of the claim. Additionally, unless otherwise disclosed below with respect to these proceedings, the Company cannot provide an estimate of the possible loss or range of loss. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could, in the future, incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company’s financial position, results of operations or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.
The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss as of the balance sheet date.
The following table summarizes the activity related to accrued litigation:

	2022	2021
	(in millions)
Balance at beginning of period	$983	$914
Provision for uncovered legal matters	6	4
Provision for covered legal matters	885	125
Payments for legal matters	(418)	(60)
Balance at end of period	$1,456	$983
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	2022	2021
	(in millions)
Balance at beginning of period	$881	$888
Provision for interchange multidistrict litigation	861	—
Payments for U.S. covered litigation	(301)	(7)
Balance at end of period	$1,441	$881
During fiscal 2022, the Company recorded additional accruals of $861 million and deposited $850 million into the U.S. litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement (as described herein). The U.S. covered litigation accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	2022	2021
	(in millions)
Balance at beginning of period	$102	$21
Provision for VE territory covered litigation	24	125
Payments for VE territory covered litigation	(115)	(44)
Balance at end of period	$11	$102
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions
Beginning in May 2005, a series of complaints (the majority of which were styled as class actions) were filed in U.S. federal district courts by merchants against Visa U.S.A., Visa International and/or Mastercard, and in some cases, certain U.S. financial institutions. The Judicial Panel on Multidistrict Litigation issued an order transferring the cases to the U.S. District Court for the Eastern District of New York (Court) for coordination of pre-trial proceedings in MDL 1720. A group of purported class plaintiffs subsequently filed amended and supplemental class complaints. The individual and class complaints generally challenged, among other things, Visa’s and Mastercard’s purported setting of interchange reimbursement fees, their “no surcharge” and honor-all-cards rules, alleged tying and bundling of transaction fees, and Visa’s reorganization and IPO, under the federal antitrust laws and, in some cases, certain state unfair competition laws. The complaints sought money damages, declaratory and injunctive relief, attorneys’ fees and, in one instance, an order that the IPO be unwound.
Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs signed a settlement agreement (2012 Settlement Agreement) to resolve the class plaintiffs’ claims. Pursuant to the 2012 Settlement Agreement, the Company deposited approximately $4.0 billion from the U.S. litigation escrow account and approximately $500 million attributable to interchange reductions for an eight-month period into court-authorized settlement accounts. Visa subsequently received from the Court and deposited into the Company’s U.S. litigation escrow account “takedown payments” of approximately $1.1 billion. On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the lower court’s certification of the merchant class, reversed the approval of the settlement, and remanded the case to the lower court for further proceedings.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
On September 17, 2018, Visa, Mastercard, and certain U.S. financial institutions reached an agreement with plaintiffs purporting to act on behalf of the putative Damages Class to resolve all Damages Class claims (Amended Settlement Agreement). The Amended Settlement Agreement supersedes the 2012 Settlement Agreement and includes, among other terms, a release from participating class members for liability arising out of conduct alleged by the Damages Class in the litigation, including claims that accrue no later than five years after the Amended Settlement Agreement becomes final. Participating class members will not release injunctive relief claims as a named representative or non-representative class member in the putative Injunctive Relief Class. The Amended Settlement Agreement also required an additional settlement payment from all defendants totaling $900 million, with the Company’s share of $600 million paid from the Company’s litigation escrow account established pursuant to the Company’s retrospective responsibility plan. See Note 5—U.S. and Europe Retrospective Responsibility Plans. The additional settlement payment was added to the approximately $5.3 billion previously deposited into settlement accounts by the defendants pursuant to the 2012 Settlement Agreement.
Following a motion by the Damages Class plaintiffs for final approval of the Amended Settlement Agreement, certain merchants in the proposed settlement class objected to the settlement and/or submitted requests to opt out of the settlement class. On December 13, 2019, the district court granted final approval of the Amended Settlement Agreement, which was subsequently appealed. Based on the percentage of class members (by payment volume) that opted out of the class, $700 million was returned to defendants. Visa’s portion of the takedown payment, approximately $467 million, was deposited into the U.S. litigation escrow account. On July 18, 2022, in response to an order from the U.S. Court of Appeals for the Second Circuit, the district court certified its final approval of the Amended Settlement Agreement as a partial final judgment.
On May 29, 2020, a complaint was filed by Old Jericho Enterprise, Inc. against Visa and Mastercard on behalf of a purported class of gasoline retailers operating in 24 states and the District of Columbia. On April 28, 2021, a complaint was filed by Hayley Lanning and others, and on June 16, 2021, a complaint was filed by Camp Grounds Coffee and others, each against Visa and Mastercard on behalf of a purported class of merchants located in 25 states and the District of Columbia who have taken payment using the Square card acceptance service. Each of these complaints alleges violations of the antitrust laws of those jurisdictions and seeks recovery for plaintiffs as indirect purchasers. To the extent these plaintiffs’ claims are not released by the Amended Settlement Agreement, Visa believes they are covered by the U.S. Retrospective Responsibility Plan.
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
The individual merchant actions described in this section have been either assigned to the judge presiding over MDL 1720, have been transferred, or are being considered for transfer by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. These individual merchant actions are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
Visa has reached settlements with a number of merchants representing approximately 58% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
On June 1, 2020, Visa, jointly with other defendants, served motions for summary judgment regarding the claims in certain of the individual merchant actions, as well as certain declaratory judgment claims brought by Visa, Mastercard, and some U.S. financial institutions. Plaintiffs in certain of the individual merchant actions served motions for partial summary judgment. On October 9, 2022, defendants’ motion for summary judgment regarding damages for EMV-related chargebacks was denied.
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
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, proceedings have been commenced by more than 850 Merchants (the capitalized term “Merchant”, when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries, primarily relating to interchange rates in Europe and, in some cases, relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, Irish domestic, other European domestic, intra-European Economic Area and/or other inter-regional. More than 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled. As of the filing date, Visa has settled claims of over 150 Merchants, leaving more than 700 Merchants with pending or threatened claims. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company has learned that several additional European entities have indicated they may also bring similar claims, and the Company anticipates additional claims in the future.
A trial took place from November 2016 to March 2017, relating to claims asserted by one Merchant. In judgments published in November 2017 and February 2018, the court found as to that Merchant that Visa’s UK domestic interchange did not restrict competition, but that if it had been found to restrict competition, it would not be exemptible under applicable law. On July 4, 2018, the Court of Appeal overturned the lower court’s rulings, finding that Visa’s UK domestic interchange restricted competition and the question of whether Visa’s UK domestic interchange was exempt from the finding of restriction under applicable law had been incorrectly decided. Following an appeal to the Supreme Court of the United Kingdom, on June 17, 2020, the Supreme Court found that Visa’s UK domestic interchange restricted competition under applicable competition law. On September 30, 2021, Visa reached a confidential settlement agreement resolving one Merchant’s claims.
On November 26, 2021, with respect to certain pending Merchant claims, the UK Competition Appeal Tribunal (CAT) found that UK and certain other domestic and intra-European Economic Area consumer interchange fees before the introduction of the Interchange Fee Regulation (IFR) were a restriction of competition, but that the question of whether those fees, along with inter-European Economic Area fees, are a restriction of competition after the introduction of the IFR would need to be resolved at trial. Whether any interchange fees are exempt from the finding of restriction under applicable law and the assessment of damages, if any, will also need to be considered at trial. On October 4, 2022, the UK Court of Appeal affirmed the CAT’s ruling.

On June 1, 2022, two class action claims were filed against Visa with the CAT on behalf of UK businesses that accepted Visa-branded payment cards at any time since June 1, 2016, alleging that UK domestic, intra-European Economic Area, and inter-regional interchange fees on commercial credit cards, and inter-regional interchange fees

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
on consumer cards, are anti-competitive. The Europe retrospective responsibility plan covers liabilities and losses relating to the covered period, which generally refers to the period before the closing of the Visa Europe acquisition.
The full scope of potential damages is not yet known because not all Merchant claims have been served and Visa has substantial defenses. However, the claims that have been issued, served and/or preserved, seek several billion dollars in damages.
Other Litigation
On November 14, 2021, a motion to certify a class action was filed against Visa and Mastercard in the Israel Central District Court. The motion asserts that interchange fees on cross-border transactions in Israel and the Honor All Cards rule are anti-competitive and seeks damages and injunctive relief. On July 3, 2022, Visa filed a motion challenging jurisdiction.
Other Litigation
U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa (Visa Inc., Visa International, Visa U.S.A. and Plus System, Inc.) and Mastercard in the U.S. District Court for the District of Columbia. The complaint challenges Visa’s rule (and a similar Mastercard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act and seek treble damages, injunctive relief, and attorneys’ fees. On August 4, 2021, the district court granted plaintiffs’ motion for class certification, and on October 1, 2021, the U.S. Court of Appeals for the District of Columbia Circuit granted defendants’ motion for leave to appeal the district court’s decision.
Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and Mastercard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined, were also filed in October 2011 in the same federal court naming Visa, Mastercard and three financial institutions as defendants. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes. On August 4, 2021, the district court granted plaintiffs’ motion for class certification in each case, and on October 1, 2021, the U.S. Court of Appeals for the District of Columbia Circuit granted defendants’ motion for leave to appeal the district court’s decision. On August 8, 2022, in the case in which the three financial institutions were named, the district court granted plaintiffs’ motion for final approval of a class action settlement with those institutions and entered final judgments of dismissal as to those institutions.
U.S. Department of Justice Civil Investigative Demand (2012)
On March 13, 2012, the Antitrust Division of the United States Department of Justice (Division) issued a Civil Investigative Demand, or “CID”, to Visa Inc. seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focuses on PIN-Authenticated Visa Debit and Visa’s competitive responses to the Dodd-Frank Act, including Visa’s fixed acquirer network fee. Visa is cooperating with the Division in connection with the CID.
Pulse Network
On November 25, 2014, Pulse Network LLC filed suit against Visa Inc. in federal district court in Texas, alleging that Visa has, among other things, monopolized and attempted to monopolize debit card network services markets. On August 29, 2022, Pulse filed an amended complaint, which makes similar allegations and seeks unspecified treble damages, attorneys’ fees and injunctive relief, including to enjoin the fixed acquirer network fee structure, and Visa’s agreements relating to debit with issuers, acquirers and merchants.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
EMV Chip Liability Shift
Following their initial complaint filed on March 8, 2016, B&R Supermarket, Inc., d/b/a Milam’s Market, and Grove Liquors LLC filed an amended class action complaint on July 15, 2016, against Visa Inc., Visa U.S.A., Mastercard, Discover, American Express, EMVCo and certain financial institutions in the U.S. District Court for the Northern District of California. The amended complaint asserts that defendants, through EMVCo, conspired to shift liability for fraudulent, faulty, or otherwise rejected payment card transactions from defendants to the purported class of merchants, defined as those merchants throughout the U.S. who have been subjected to the “Liability Shift” since October 2015. Plaintiffs claim that the “Liability Shift” violates Sections 1 and 3 of the Sherman Act and certain state laws, and seek treble damages, injunctive relief and attorneys’ fees.
EMVCo and the financial institution defendants were dismissed, and the matter was subsequently transferred to the U.S. District Court for the Eastern District of New York, which has clarified that this case is not part of MDL 1720.
On August 28, 2020, the district court granted plaintiffs’ motion for class certification.
Federal Trade Commission Civil Investigative Demand
On November 4, 2019, the Bureau of Competition of the United States Federal Trade Commission (Bureau) requested that Visa provide, on a voluntary basis, documents and information relating to an investigation as to whether Visa’s actions inhibited merchant choice in the selection of debit payments networks in potential violation of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On June 9, 2020, the Federal Trade Commission (FTC) issued a Civil Investigative Demand, or “CID”, to Visa requesting additional documents and information. Visa is cooperating with the FTC in connection with the CID.
Euronet Litigation
On December 13, 2019, Euronet 360 Finance Limited, Euronet Polska Spolka z.o.o. and Euronet Services spol. s.r.o. (Euronet) served a claim in the UK alleging that certain rules affecting ATM access fees in Poland, the Czech Republic and Greece by Visa Inc. and Mastercard Incorporated, and certain of their subsidiaries, breach various competition laws. Euronet seeks damages, costs, and injunctive relief to prevent the defendants from enforcing these rules. Trial has been scheduled for a date on or after October 2, 2023.
European Commission Staged Digital Wallets Investigation
On June 26, 2020, the European Commission (EC) informed Visa that it opened a preliminary investigation into Visa’s rules regarding staged digital wallets and issued a request for information regarding such rules. Visa is cooperating with the EC in connection with the investigation.
German ATM Litigation
Beginning in December 2021, Visa was served with claims in Germany brought by German banks against Visa Europe and Visa Inc. The banks claim that Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals are anti-competitive, and the majority seek damages. Visa has filed challenges to the jurisdiction of the German courts to hear these claims.
U.S. Department of Justice Civil Investigative Demand (2021)
On March 26, 2021, the Antitrust Division of the U.S. Department of Justice (the Division) issued a Civil Investigative Demand, or “CID”, to Visa seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focuses on U.S. debit and competition with other payment methods and networks. On June 11, 2021, the Division issued a further CID seeking additional documents and information on the same subjects. Visa is cooperating with the Division in connection with the investigation.
Foreign Currency Exchange Rate Litigation
Following an initial class action complaint filed on July 9, 2021, an amended class action complaint was filed on December 6, 2021 against Visa in the U.S. District Court for the Northern District of California by several individuals on behalf of a purported nationwide class, and/or purported California, Washington, Massachusetts or New Jersey subclasses, of cardholders who conducted a transaction in a foreign currency. The amended complaint

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
asserted claims for unjust enrichment and restitution as well as violations of the California Unfair Competition Law, the Washington Consumer Protection Act, the Massachusetts Consumer Protection Act, and the New Jersey Consumer Fraud Act. On September 16, 2022, plaintiffs filed a second amended complaint asserting the same claims, and on November 7, 2022, Visa filed a motion to dismiss the second amended complaint.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.
The effectiveness of our internal control over financial reporting as of September 30, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this report.
Inherent Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting
Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements and instances of fraud. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives. Projections of any evaluation of effectiveness to future periods are subject to the risks discussed in Item 1A—Risk Factors of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (Proxy Statement) no later than 120 days after the end of the fiscal year ended September 30, 2022. The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.
Our Code of Business Conduct and Ethics that is applicable to our directors, executive officers, senior financial officers, as well as our employees and contractors and our Corporate Governance Guidelines are available on the Investor Relations page of our website at investor.visa.com, under “Corporate Governance.” Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, Visa Inc., P.O. Box 193243, San Francisco, California 94119 or corporatesecretary@visa.com.
ITEM 11.    Executive Compensation
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

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
See Index to Consolidated Financial Statements in Item 8—Financial Statements and Supplementary Data of this report.
2.Consolidated Financial Statement Schedules
None.
3.The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index herein.
ITEM 16.    Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	5/10/2016

3.1	Seventh Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	1/27/2021

3.2	Amended and Restated Bylaws of Visa Inc.	8-K	001-33977	3.2	8/5/2022

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.4	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.5	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.6	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

4.7	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.8	Form of 2.800% Senior Note due 2022	8-K	001-33977	4.4	12/14/2015

4.9	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.10	Form of 1.500% Senior Note due 2026	8-K	001-33977	4.1	6/1/2022

4.11	Form of 0.750% Senior Note due 2027	8-K	001-33977	4.1	8/17/2020

4.12	Form of 1.900% Senior Note due 2027	8-K	001-33977	4.1	4/2/2020

4.13	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.14	Form of 2.000% Senior Note due 2029	8-K	001-33977	4.2	6/1/2022

4.15	Form of 2.050% Senior Note due 2030	8-K	001-33977	4.2	4/2/2020

4.16	Form of 1.100% Senior Note due 2031	8-K	001-33977	4.2	8/17/2020

4.17	Form of 2.375% Senior Note due 2034	8-K	001-33977	4.3	6/1/2022

4.18	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.19	Form of 2.700% Senior Note due 2040	8-K	001-33977	4.3	4/2/2020

4.20	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.21	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.22	Form of 2.000% Senior Note due 2050	8-K	001-33977	4.3	8/17/2020

4.23+	Description of Securities

10.1	Form of Indemnity Agreement	10-Q	001-33977	10.1	1/31/2020

10.2	Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.	S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.5	Five Year Revolving Credit Agreement, amended and restated as of July 25, 2019, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #	10-K	001-33977	10.5	11/13/2019

10.6	LIBOR Transition Amendment, dated October 18, 2021, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, and Bank of America, N.A., as administrative agent	10-Q	001-33977	10.1	1/28/2022

10.7	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.8	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.9	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.10	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.11	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.12	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.13	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.14	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.15	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.16	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.17	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.18	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.19	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.20	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.21*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.22*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.23*	Visa Inc. 2007 Equity Incentive Compensation Plan, amended and restated as of January 26, 2021	8-K	001-33977	10.22	1/27/2021

10.24*	Visa Inc. Incentive Plan, as amended and restated as of July 18, 2022	10-Q	001-33977	10.1	7/28/2022

10.25*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.26*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.27*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.28*	Visa Inc. Executive Severance Plan, effective as of January 1, 2022	10-Q	001-33977	10.8	1/28/2022

10.29*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.30*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.34*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-K	001-33977	10.34	11/18/2021

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.1	1/31/2019

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.2	1/31/2019

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.3	1/31/2019

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.4	1/31/2019

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.5	1/31/2019

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.6	1/31/2019

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.7	1/31/2019

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after January 1, 2021	10-K	001-33977	10.44	11/18/2021

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.2	1/28/2022

10.45*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.3	1/28/2022

10.46*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.4	1/28/2022

10.47*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.5	1/28/2022

10.48*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.6	1/28/2022

10.49*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.7	1/28/2022

10.50*	Offer Letter, dated July 18, 2019, between Visa Inc. and Paul D. Fabara	10-K	001-33977	10.46	11/19/2020

10.51*	Amended and Restated Aircraft Time Sharing Agreement, effective November 1, 2019, between Visa Inc. and Alfred F. Kelly, Jr.	10-K	001-33977	10.48	11/13/2019

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

VISA INC.

By:	/s/ Alfred F. Kelly, Jr.
Name:	Alfred F. Kelly, Jr.
Title:	Chairman and Chief Executive Officer
Date:	November 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alfred F. Kelly, Jr.	Chairman and Chief Executive Officer, and Director	November 16, 2022
Alfred F. Kelly, Jr.	(Principal Executive Officer)

/s/ Vasant M. Prabhu	Vice Chair, Chief Financial Officer	November 16, 2022
Vasant M. Prabhu	(Principal Financial Officer)

/s/ Peter M. Andreski	Global Corporate Controller, Chief Accounting Officer	November 16, 2022
Peter M. Andreski	(Principal Accounting Officer)

/s/ John F. Lundgren	Lead Independent Director	November 16, 2022
John F. Lundgren

/s/ Lloyd A. Carney	Director	November 16, 2022
Lloyd A. Carney

/s/ Mary B. Cranston	Director	November 16, 2022
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 16, 2022
Francisco Javier Fernández-Carbajal

/s/ Ramon Laguarta	Director	November 16, 2022
Ramon Laguarta

/s/ Teri L. List	Director	November 16, 2022
Teri L. List

/s/ Robert W. Matschullat	Director	November 16, 2022
Robert W. Matschullat

/s/ Denise M. Morrison	Director	November 16, 2022
Denise M. Morrison

/s/ Linda J. Rendle	Director	November 16, 2022
Linda J. Rendle

/s/ Maynard G. Webb, Jr.	Director	November 16, 2022
Maynard G. Webb, Jr.