Form 10-Q
period 2022-12-31
VISA INC.
filed 2023-01-27
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of January 18, 2023, there were 1,624,954,064 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 9,745,019 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2022	September 30, 2022
	(in millions, except per share data)
Assets
Cash and cash equivalents	$13,334	$15,689
Restricted cash equivalents—U.S. litigation escrow	1,705	1,449
Investment securities	2,785	2,833
Settlement receivable	2,127	1,932
Accounts receivable	2,113	2,020
Customer collateral	2,591	2,342
Current portion of client incentives	1,402	1,272
Prepaid expenses and other current assets	1,802	2,668
Total current assets	27,859	30,205
Investment securities	2,735	2,136
Client incentives	3,657	3,348
Property, equipment and technology, net	3,236	3,223
Goodwill	18,024	17,787
Intangible assets, net	26,307	25,065
Other assets	3,569	3,737
Total assets	$85,387	$85,501
Liabilities
Accounts payable	$258	$340
Settlement payable	3,573	3,281
Customer collateral	2,591	2,342
Accrued compensation and benefits	736	1,359
Client incentives	6,553	6,099
Accrued liabilities	3,940	3,726
Current maturities of debt	—	2,250
Accrued litigation	1,702	1,456
Total current liabilities	19,353	20,853
Long-term debt	20,487	20,200
Deferred tax liabilities	5,443	5,332
Other liabilities	3,180	3,535
Total liabilities	48,463	49,920
Equity
Series A, Series B and Series C convertible participating preferred stock (preferred stock), $0.0001 par value: 25 shares authorized and 5 (Series A less than one, Series B 2, Series C 3) shares issued and outstanding	1,981	2,324
Class A, Class B and Class C common stock and additional paid-in capital, $0.0001 par value: 2,003,341 shares authorized (Class A 2,001,622, Class B 622, Class C 1,097); 1,881 (Class A 1,626, Class B 245, Class C 10) and 1,890 (Class A 1,635, Class B 245, Class C 10) shares issued and outstanding	19,827	19,545
Right to recover for covered losses	(28)	(35)
Accumulated income	16,403	16,116
Accumulated other comprehensive income (loss), net:
Investment securities	(94)	(106)
Defined benefit pension and other postretirement plans	(167)	(169)
Derivative instruments	(213)	418
Foreign currency translation adjustments	(785)	(2,512)
Total accumulated other comprehensive income (loss), net	(1,259)	(2,369)
Total equity	36,924	35,581
Total liabilities and equity	$85,387	$85,501
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
	(in millions, except per share data)
Net revenues	$7,936	$7,059

Operating Expenses
Personnel	1,337	1,125
Marketing	332	280
Network and processing	178	190
Professional fees	109	100
Depreciation and amortization	227	198
General and administrative	322	242
Litigation provision	341	148
Total operating expenses	2,846	2,283
Operating income	5,090	4,776

Non-operating Income (Expense)
Interest expense	(137)	(134)
Investment income (expense) and other	24	255
Total non-operating income (expense)	(113)	121
Income before income taxes	4,977	4,897
Income tax provision	798	938
Net income	$4,179	$3,959

Basic Earnings Per Share
Class A common stock	$1.99	$1.84
Class B common stock	$3.19	$2.98
Class C common stock	$7.96	$7.35

Basic Weighted-average Shares Outstanding
Class A common stock	1,629	1,669
Class B common stock	245	245
Class C common stock	10	10

Diluted Earnings Per Share
Class A common stock	$1.99	$1.83
Class B common stock	$3.19	$2.98
Class C common stock	$7.95	$7.34

Diluted Weighted-average Shares Outstanding
Class A common stock	2,102	2,159
Class B common stock	245	245
Class C common stock	10	10
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
	(in millions)
Net income	$4,179	$3,959
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	15	(10)
Income tax effect	(3)	2
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	2	1
Income tax effect	(1)	—
Reclassification adjustments	1	1
Derivative instruments:
Net unrealized gain (loss)	(116)	114
Income tax effect	14	(22)
Reclassification adjustments	(7)	(6)
Income tax effect	(4)	—
Foreign currency translation adjustments	1,209	(588)
Other comprehensive income (loss), net of tax	1,110	(508)
Comprehensive income	$5,289	$3,451
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended December 31, 2022
	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount		Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890		$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income									4,179		4,179
Other comprehensive income (loss), net of tax										1,110	1,110
VE territory covered losses incurred								(8)			(8)
Recovery through conversion rate adjustment			(14)					15			1
Conversion to class A common stock upon sales into public market	—	(2)	(329)		5		329				—
Share-based compensation, net of forfeitures							177				177
Stock issued under equity plans					2		56				56
Restricted stock and performance-based shares settled in cash for taxes					—	(2)	(112)				(112)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock									(945)		(945)
Repurchase of class A common stock					(16)		(168)		(2,947)		(3,115)
Balance as of December 31, 2022	5		$1,981	(1)	1,881		$19,827	$(28)	$16,403	$(1,259)	$36,924
(1)As of December 31, 2022 and September 30, 2022, the book value of series A preferred stock was $723 million and $1.0 billion, respectively. Refer to Note 4—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended December 31, 2021
	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount		Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2021	5		$3,080	(1)	1,932		$18,855	$(133)	$15,351	$436	$37,589
Net income									3,959		3,959
Other comprehensive income (loss), net of tax										(508)	(508)
VE territory covered losses incurred								(7)			(7)
Recovery through conversion rate adjustment			(29)					29			—
Conversion of class A common stock upon sales into public market	—	(2)	(56)		1		56				—
Share-based compensation, net of forfeitures							128				128
Stock issued under equity plans					2		59				59
Restricted stock and performance-based shares settled in cash for taxes					—	(2)	(113)				(113)
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock									(809)		(809)
Repurchase of class A common stock					(19)		(209)		(3,895)		(4,104)
Balance as of December 31, 2021	5		$2,995	(1)	1,916		$18,776	$(111)	$14,606	$(72)	$36,194
(1)As of December 31, 2021 and September 30, 2021, the book value of series A preferred stock was $430 million and $486 million, respectively. Refer to Note 4—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
	(in millions)
Operating Activities
Net income	$4,179	$3,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	2,786	2,371
Share-based compensation	177	128
Depreciation and amortization of property, equipment, technology and intangible assets	227	198
Deferred income taxes	(132)	(15)
VE territory covered losses incurred	(8)	(7)
(Gains) losses on equity investments, net	106	(231)
Other	(26)	(32)
Change in operating assets and liabilities:
Settlement receivable	(54)	(76)
Accounts receivable	(60)	(213)
Client incentives	(2,743)	(2,339)
Other assets	160	(163)
Accounts payable	(64)	(9)
Settlement payable	44	409
Accrued and other liabilities	(666)	206
Accrued litigation	245	46
Net cash provided by (used in) operating activities	4,171	4,232
Investing Activities
Purchases of property, equipment and technology	(249)	(173)
Investment securities:
Purchases	(1,995)	(951)
Proceeds from maturities and sales	1,310	1,374
Acquisitions, net of cash acquired	—	(832)
Purchases of other investments	(20)	(37)
Settlement of derivative instruments	402	—
Other investing activities	42	72
Net cash provided by (used in) investing activities	(510)	(547)
Financing Activities
Repurchase of class A common stock	(3,115)	(4,104)
Repayments of debt	(2,250)	—
Dividends paid	(945)	(809)
Cash proceeds from issuance of class A common stock under equity plans	56	59
Restricted stock and performance-based shares settled in cash for taxes	(112)	(113)
Other financing activities	19	—
Net cash provided by (used in) financing activities	(6,347)	(4,967)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	692	(194)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,994)	(1,476)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	20,377	19,799
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$18,383	$18,323
Supplemental Disclosure
Cash paid for income taxes, net	$721	$268
Interest payments on debt	$244	$244
Accruals related to purchases of property, equipment and technology	$27	$53

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. and its subsidiaries (Visa or the Company) is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories. Visa operates one of the world’s largest electronic payments network — VisaNet — which provides transaction processing services (primarily authorization, clearing and settlement). The Company offers products, solutions and services that facilitate secure, reliable and efficient money movement for participants in the ecosystem. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
The accompanying unaudited consolidated financial statements are presented in accordance with U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2022 for additional disclosures, including a summary of the Company’s significant accounting policies.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 2—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	Three Months Ended December 31,
	2022	2021
	(in millions)
Service revenues	$3,511	$3,193
Data processing revenues	3,827	3,614
International transaction revenues	2,797	2,174
Other revenues	587	449
Client incentives	(2,786)	(2,371)
Net revenues	$7,936	$7,059

	Three Months Ended December 31,
	2022	2021
	(in millions)
U.S.	$3,567	$3,178
International	4,369	3,881
Net revenues	$7,936	$7,059
Note 3—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31, 2022	September 30, 2022
	(in millions)
Cash and cash equivalents	$13,334	$15,689
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,705	1,449
Customer collateral	2,591	2,342
Prepaid expenses and other current assets	753	897
Cash, cash equivalents, restricted cash and restricted cash equivalents	$18,383	$20,377
Note 4—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation referred to as the “U.S. covered litigation” are paid. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. See Note 12—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Three Months Ended December 31,
	2022	2021
	(in millions)
Balance at beginning of period	$1,449	$894
Deposits into the litigation escrow account	350	250
Payments to opt-out merchants(1), net of interest earned on escrow funds	(94)	—
Balance at end of period	$1,705	$1,144
(1)These payments are associated with the interchange multidistrict litigation. See Note 12—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (VE territory covered litigation). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (VE territory covered losses) through a periodic adjustment to the class A common stock conversion rates applicable to the series B and C preferred stock. VE territory covered losses are recorded in a contra-equity account referred to as “right to recover for covered losses” within stockholders’ equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity is then recorded against the book value of the preferred stock within stockholders’ equity.
The following table presents the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2022	$460	$812	$(35)
VE territory covered losses incurred(1)	—	—	(8)
Recovery through conversion rate adjustment(2)	(7)	(7)	15
Balance as of December 31, 2022	$453	$805	$(28)

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2021	$1,071	$1,523	$(133)
VE territory covered losses incurred(1)	—	—	(7)
Recovery through conversion rate adjustment	(26)	(3)	29
Balance as of December 31, 2021	$1,045	$1,520	$(111)
(1)VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 12—Legal Matters.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets:

	December 31, 2022		September 30, 2022
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$1,524	$453	$1,309	$460
Series C preferred stock	2,383	805	2,044	812
Total	3,907	1,258	3,353	1,272
Less: right to recover for covered losses	(28)	(28)	(35)	(35)
Total recovery for covered losses available	$3,879	$1,230	$3,318	$1,237
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of December 31, 2022, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.958 and 3.634, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $207.76, Visa’s class A common stock closing stock price.
(3)As of September 30, 2022, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.971 and 3.645, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $177.65, Visa’s class A common stock closing stock price.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 5—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2022	September 30, 2022	December 31, 2022	September 30, 2022
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$10,078	$11,736	$—	$—
U.S. government-sponsored debt securities	—	—	400	—
U.S. Treasury securities	180	799	—	—
Investment securities:
Marketable equity securities	346	437	—	—
U.S. government-sponsored debt securities	—	—	964	457
U.S. Treasury securities	4,210	4,005	—	—
Other current and non-current assets:
Money market funds	22	22	—	—
Derivative instruments	—	—	245	1,131
Total	$14,836	$16,999	$1,609	$1,588
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$184	$146	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	398	418
Total	$184	$146	$398	$418
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,364	$1	$(1)	$1,364
U.S. Treasury securities	4,509	2	(121)	4,390
Total	$5,873	$3	$(122)	$5,754

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$458	$—	$(1)	$457
U.S. Treasury securities	4,937	—	(133)	4,804
Total	$5,395	$—	$(134)	$5,261
Debt securities with unrealized losses for less than 12 months and 12 months or greater were as follows:

	December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$347	$(1)	$—	$—
U.S. Treasury securities	1,598	(38)	1,966	(83)
Total	$1,945	$(39)	$1,966	$(83)

	September 30, 2022
	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$408	$(1)
U.S. Treasury securities	3,507	(133)
Total	$3,915	$(134)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

December 31, 2022
(in millions)
Due within one year	$3,019
Due after 1 year through 5 years	2,735
Total	$5,754
Equity Securities
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. These investments are measured at fair value on a non-recurring basis and are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of December 31, 2022 including cumulative unrealized gains and losses:

December 31, 2022
(in millions)
Initial cost basis	$739
Adjustments:
Upward adjustments	827
Downward adjustments (including impairment)	(349)
Carrying amount, end of period	$1,217
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
	2022	2021
	(in millions)
Upward adjustments	$17	$224
Downward adjustments (including impairment)	$—	$—
For the three months ended December 31, 2022 and 2021, the Company recognized net unrealized losses of $102 million and net unrealized gains of $172 million, respectively, on marketable and non-marketable equity securities still held as of quarter end.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s unaudited consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of December 31, 2022, the carrying value and estimated fair value of debt was $20.5 billion and $18.4 billion, respectively. As of September 30, 2022, the carrying value and estimated fair value of debt was $22.5 billion and $19.9 billion, respectively.
Other financial instruments not measured at fair value. As of December 31, 2022, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. As of December 31, 2022, there were no impairment indicators.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Debt
The Company had outstanding debt as follows:

	December 31, 2022	September 30, 2022	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
2.80% Senior Notes due December 2022	$—	$2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,447	1,325	1.71%
2.00% Senior Notes due June 2029	1,072	982	2.13%
2.375% Senior Notes due June 2034	697	638	2.53%
Total debt	20,966	22,945
Unamortized discounts and debt issuance costs	(171)	(173)
Hedge accounting fair value adjustments(2)	(308)	(322)
Total carrying value of debt	$20,487	$22,450

Reported as:
Current maturities of debt	$—	$2,250
Long-term debt	20,487	20,200
Total carrying value of debt	$20,487	$22,450
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.
Senior Notes
During the three months ended December 31, 2022, the Company repaid $2.25 billion of principal upon maturity of its senior notes due December 2022.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
During the three months ended December 31, 2022, the Company designated €1.8 billion of the Euro-denominated fixed-rate senior notes (Euro Notes) issued in June 2022 as a hedge against a portion of the Company’s Euro-denominated net investment in Visa Europe. As of December 31, 2022, all of the €3.0 billion Euro Notes were designated as a net investment hedge.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the three months ended December 31, 2022, the Company’s maximum daily settlement exposure was $123.5 billion and the average daily settlement exposure was $76.0 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	December 31, 2022	September 30, 2022
	(in millions)
Restricted cash and restricted cash equivalents	$2,591	$2,342
Pledged securities at market value	255	213
Letters of credit	1,659	1,582
Guarantees	984	950
Total	$5,489	$5,087

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 8—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	December 31, 2022					September 30, 2022
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		11	—	(2)	100.0000		16
Series B preferred stock	2		2.9580		7	2		2.9710		7
Series C preferred stock	3		3.6340		11	3		3.6450		12
Class A common stock(3)	1,626		—		1,626	1,635		—		1,635
Class B common stock	245		1.5991	(4)	393	245		1.6059	(4)	394
Class C common stock	10		4.0000		39	10		4.0000		39
Total					2,087					2,103
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before December 31, 2022 and September 30, 2022.
(4)The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B common stock after deposit into the U.S. litigation escrow account for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
	2022	2021
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	2	1
Effective price per share(1)	$209.14	$217.61
Deposits under the U.S. retrospective responsibility plan	$350	$250
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
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments:

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$211.34		$211.34		$201.68		$201.68
Recovery through conversion rate adjustment	$7		$7		$26		$3
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for the quarter is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended December 31,
	2022	2021
	(in millions, except per share data)
Shares repurchased in the open market(1)	16	19
Average repurchase price per share(2)	$197.69	$210.32
Total cost(2)	$3,115	$4,104
(1)Shares repurchased in the open market reflect repurchases that settled during the three months ended December 31, 2022 and 2021. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost are calculated based on unrounded numbers.
In October 2022, the Company’s board of directors authorized a $12.0 billion share repurchase program. Previously, in December 2021, the Company’s board of directors authorized a $12.0 billion share repurchase program (December 2021 Program). These authorizations have no expiration date. As of December 31, 2022, the Company’s repurchase programs had remaining authorized funds of $14.1 billion. All share repurchase programs authorized prior to the December 2021 Program have been completed.
Dividends. The Company declared and paid dividends of $945 million and $809 million during the three months ended December 31, 2022 and 2021, respectively. On January 24, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), which will be paid on March 1, 2023, to all holders of record as of February 10, 2023.
Note 9—Earnings Per Share

The following table presents earnings per share for the three months ended December 31, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,243	1,629	$1.99	$4,179	2,102	(3)	$1.99
Class B common stock	784	245	$3.19	$784	245		$3.19
Class C common stock	78	10	$7.96	$78	10		$7.95
Participating securities	74	Not presented	Not presented	$74	Not presented		Not presented
Net income	$4,179

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents earnings per share for the three months ended December 31, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,065	1,669	$1.84	$3,959	2,159	(3)	$1.83
Class B common stock	732	245	$2.98	$731	245		$2.98
Class C common stock	74	10	$7.35	$74	10		$7.34
Participating securities	88	Not presented	Not presented	$88	Not presented		Not presented
Net income	$3,959
(1)The weighted-average number of shares of as-converted class B common stock used in the income allocation was 394 million and 398 million for the three months ended December 31, 2022 and 2021, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 39 million and 40 million for the three months ended December 31, 2022 and 2021, respectively. The weighted-average number of shares of preferred stock included within participating securities was 13 million and 7 million of as-converted series A preferred stock for the three months ended December 31, 2022 and 2021, respectively, 7 million and 16 million of as-converted series B preferred stock for the three months ended December 31, 2022 and 2021, respectively, and 11 million and 22 million of as-converted series C preferred stock for the three months ended December 31, 2022 and 2021, respectively.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three months ended December 31, 2022 and 2021.
Note 10—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan (EIP) during the three months ended December 31, 2022:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	785,254	$57.29	$210.80
Restricted stock units	2,998,777	$210.18
Performance-based shares(1)	457,178	$216.08
(1)Represents the maximum number of performance-based shares which could be earned.
For the three months ended December 31, 2022 and 2021, the Company recorded share-based compensation cost related to the EIP of $170 million and $121 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 11—Income Taxes
For the three months ended December 31, 2022 and 2021, the effective income tax rates were 16% and 19%, respectively. The difference in the effective tax rates is primarily due to a $142 million tax benefit related to prior years recognized during the three months ended December 31, 2022 due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
During the three months ended December 31, 2022, the Company’s gross and net unrecognized tax benefits decreased by $108 million and $149 million, respectively. The decrease in unrecognized tax benefits is primarily related to the reassessment mentioned above, partially offset by an increase in gross timing differences as well as various tax positions across several jurisdictions.
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
The following table summarizes the activity related to accrued litigation:

	Three Months Ended December 31,
	2022	2021
	(in millions)
Balance at beginning of period	$1,456	$983
Provision for uncovered legal matters	—	1
Provision for covered legal matters	347	146
Payments for legal matters	(101)	(103)
Balance at end of period	$1,702	$1,027
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the accrual activity related to U.S. covered litigation:

	Three Months Ended December 31,
	2022	2021
	(in millions)
Balance at beginning of period	$1,441	$881
Provision for interchange multidistrict litigation	341	145
Payments for U.S. covered litigation	(101)	—
Balance at end of period	$1,681	$1,026

During the three months ended December 31, 2022, the Company recorded an additional accrual of $341 million and deposited $350 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The U.S. covered litigation accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Three Months Ended December 31,
	2022	2021
	(in millions)
Balance at beginning of period	$11	$102
Provision for VE territory covered litigation	6	1
Payments for VE territory covered litigation	—	(102)
Balance at end of period	$17	$1
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 62% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, proceedings have been commenced by more than 900 Merchants (the capitalized term “Merchant” when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa has settled the claims asserted by over 150 Merchants, and there are approximately 700 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
Other Litigation
EMV Chip Liability Shift
On November 30, 2022, Visa, jointly with other defendants, served a motion for summary judgment regarding the claims in the amended complaint and a motion to decertify the class.
U.S. Department of Justice Civil Investigative Demand (2021)
On January 4, 2023, the Antitrust Division of the U.S. Department of Justice (Division) issued a further Civil Investigative Demand seeking additional documents and information focusing on U.S. debit and competition with other payment methods and networks. Visa is cooperating with the Division in connection with the investigation.
Foreign Currency Exchange Rate Litigation
On December 21, 2022, plaintiffs filed a third amended complaint asserting the same claims as asserted in the prior complaints.

European Commission Client Incentive Agreements Investigation

On December 2, 2022, the European Commission (EC) informed Visa that it had opened a preliminary investigation into Visa’s incentive agreements with clients. Visa is cooperating with the EC in connection with the investigation.

Consumer Interchange Litigation

On December 30, 2022, a putative class action was filed in California state court against Visa, Mastercard, and certain financial institutions on behalf of all Visa and Mastercard cardholders in California who made a purchase using a Visa-branded or Mastercard-branded payment card in California from January 1, 2004. Plaintiffs primarily allege a conspiracy to fix interchange fees and seek injunctive relief, attorneys’ fees and damages as direct and indirect purchasers based on alleged violations of California law. On January 11, 2023, plaintiffs filed an amended complaint asserting the same claims as asserted in the prior complaint.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Visa Inc. and its subsidiaries (Visa, we, us, our or the Company) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1—Financial Statements of this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows as a result of the war in Ukraine; the ongoing effects of the COVID-19 pandemic, including the reopening of borders and resumption of international travel; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2022, and any subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended December 31,
	2022	2021	% Change(1)
	(in millions, except percentages and per share data)
Net revenues	$7,936	$7,059	12%
Operating expenses	$2,846	$2,283	25%
Net income	$4,179	$3,959	6%
Diluted earnings per share	$1.99	$1.83	8%

Non-GAAP operating expenses(2)	$2,439	$2,115	15%
Non-GAAP net income(2)	$4,581	$3,901	17%
Non-GAAP diluted earnings per share(2)	$2.18	$1.81	21%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Russia & Ukraine. During the quarter ended March 31, 2022, economic sanctions were imposed on Russia by the U.S., European Union, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. In March 2022, we suspended our operations in Russia and as a result, are no longer generating revenue from domestic and cross-border activities related to Russia. For the three months ended December 31, 2021, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, was approximately 4% of our consolidated net revenues.
The continuing effects of the war in Ukraine are difficult to predict due to numerous uncertainties identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first quarter of fiscal 2023. For the three months ended December 31, 2022, net revenues increased 12% over the prior-year comparable period, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. During the three months ended December 31, 2022, exchange rate movements negatively impacted our net revenues growth by approximately three percentage points.
For the three months ended December 31, 2022, GAAP operating expenses increased 25% over the prior-year comparable period primarily due to higher expenses related to personnel and litigation provision. See Results of Operations—Operating Expenses below for further discussion. During the three months ended December 31, 2022, exchange rate movements positively impacted our operating expense growth by approximately one-and-a-half percentage points.
For the three months ended December 31, 2022, non-GAAP operating expenses increased 15% over the prior year comparable period primarily due to higher personnel and general and administrative expenses.

Interchange multidistrict litigation. During the three months ended December 31, 2022, we recorded an additional accrual of $341 million to address claims associated with the interchange multidistrict litigation. We also made deposits of $350 million into the U.S. litigation escrow account. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 12—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. In October 2022, our board of directors authorized a $12.0 billion share repurchase program. Previously, in December 2021, our board of directors authorized a $12.0 billion share repurchase program. During the three months ended December 31, 2022, we repurchased 16 million shares of our class A common stock in the open market for $3.1 billion. As of December 31, 2022, our repurchase programs had remaining authorized funds of $14.1 billion. See Note 8—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Litigation provision. During the three months ended December 31, 2022 and 2021, we recorded an additional accrual to address claims associated with the interchange multidistrict litigation of $341 million and $145 million, respectively, and related tax benefit of $76 million and $32 million, respectively, determined by applying applicable tax rates. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B common stock convert into shares of class A common stock. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 12—Legal Matters to our unaudited consolidated financial statements.

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

	Three Months Ended December 31, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,846	$(113)	$798	16.0%	$4,179	$1.99
(Gains) losses on equity investments, net	—	106	24		82	0.04
Amortization of acquired intangible assets	(43)	—	9		34	0.02
Acquisition-related costs	(23)	—	2		21	0.01
Litigation provision	(341)	—	76		265	0.13
Non-GAAP	$2,439	$(7)	$909	16.5%	$4,581	$2.18

	Three Months Ended December 31, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,283	$121	$938	19.1%	$3,959	$1.83
(Gains) losses on equity investments, net	—	(231)	(42)		(189)	(0.09)
Amortization of acquired intangible assets	(13)	—	3		10	—
Acquisition-related costs	(10)	—	2		8	—
Litigation provision	(145)	—	32		113	0.05
Non-GAAP	$2,115	$(110)	$933	19.3%	$3,901	$1.81
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

The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended September 30,(1)			Three Months Ended September 30,(1)			Three Months Ended September 30,(1)
	2022	2021	% Change(2)	2022	2021	% Change(2)	2022	2021	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$551	$480	15%	$684	$652	5%	$1,236	$1,132	9%
Consumer debit(3)	682	640	6%	635	692	(8%)	1,317	1,332	(1%)
Commercial(4)	247	206	20%	130	118	11%	377	323	17%
Total nominal payments volume(2)	$1,480	$1,326	12%	$1,449	$1,461	(1%)	$2,929	$2,787	5%
Cash volume(5)	155	179	(13%)	451	496	(9%)	606	675	(10%)
Total nominal volume(2),(6)	$1,635	$1,505	9%	$1,900	$1,958	(3%)	$3,535	$3,462	2%
The following table presents the change in nominal and constant payments and cash volume:

	International		Visa Inc.
	Three Months Ended September 30, 2022 vs. 2021(1),(2)		Three Months Ended September 30, 2022 vs. 2021(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	5%	16%	9%	15%
Consumer debit growth(3)	(8%)	1%	(1%)	4%
Commercial growth(4)	11%	25%	17%	22%
Total payments volume growth	(1%)	9%	5%	10%
Cash volume growth(5)	(9%)	(2%)	(10%)	(5%)
Total volume growth	(3%)	6%	2%	7%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2022 and 2021, respectively, were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2022 and 2021, respectively. On occasion, previously presented volume information may be updated. Prior-period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended December 31,
	2022	2021	% Change(1)
	(in millions, except percentages)
Visa processed transactions	52,512	47,558	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

Results of Operations
Net Revenues
The following table presents our net revenues earned in the U.S. and internationally:

	Three Months Ended December 31,
	2022	2021	% Change(1)
	(in millions, except percentages)
U.S.	$3,567	$3,178	12%
International	4,369	3,881	13%
Net revenues	$7,936	$7,059	12%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. During the three months ended December 31, 2022, exchange rate movements negatively impacted our net revenues growth by approximately three percentage points.
The following table presents the components of our net revenues:

	Three Months Ended December 31,
	2022	2021	% Change(1)
	(in millions, except percentages)
Service revenues	$3,511	$3,193	10%
Data processing revenues	3,827	3,614	6%
International transaction revenues	2,797	2,174	29%
Other revenues	587	449	31%
Client incentives	(2,786)	(2,371)	18%
Net revenues	$7,936	$7,059	12%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 5% growth in nominal payments volume, despite the impact of our suspension of operations in Russia. Service revenues also increased due to business mix, select pricing modifications and card benefits.
•Data processing revenues increased primarily due to overall growth in processed transactions of 10%, partially offset by our suspension of operations in Russia.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes of 22%, excluding transactions within Europe. International transaction revenues also increased due to volatility of a broad range of currencies and select pricing modifications.
•Other revenues increased primarily due to value added services revenues tied to marketing and consulting services, acquisition-related revenues and select pricing modifications.
•Client incentives increased primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended December 31,
	2022	2021	% Change(1)
	(in millions, except percentages)
Personnel	$1,337	$1,125	19%
Marketing	332	280	18%
Network and processing	178	190	(6%)
Professional fees	109	100	9%
Depreciation and amortization	227	198	15%
General and administrative	322	242	33%
Litigation provision	341	148	130%
Total operating expenses	$2,846	$2,283	25%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased primarily due to higher number of employees and compensation, reflecting our strategy to invest in future growth, including acquisitions.
•Marketing expenses increased primarily due to increased spending in various campaigns, including the FIFA World Cup 2022TM and client marketing.
•Network and processing expenses decreased primarily due to the absence of fees associated with the processing of Russian domestic transactions as a result of our suspension of operations in Russia, partially offset by continued technology and processing network investments to support growth.
•Depreciation and amortization expenses increased primarily due to additional depreciation and amortization from our acquisitions and on-going investments.
•General and administrative expenses increased primarily due to an increase in travel expenses, unfavorable foreign currency fluctuations, and higher usage of travel related card benefits.
•Litigation provision increased primarily due to an increase in accrual related to the U.S. covered litigation. See Note 12—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended December 31,
	2022	2021	% Change(1)
	(in millions, except percentages)
Interest expense	$(137)	$(134)	2%
Investment income (expense) and other	24	255	(91%)
Total non-operating income (expense)	$(113)	$121	(194%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased primarily due to lower income from derivative instruments and higher interest expense related to the issuance of debt in fiscal 2022, partially offset by a discrete tax benefit recognized during the three months ended December 31, 2022.
•Investment income (expense) and other decreased primarily due to losses on our equity investments, partially offset by higher interest income on our cash and investments.

Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended December 31,
	2022	2021
Effective income tax rate	16%	19%
The difference in the effective tax rates is primarily due to a $142 million tax benefit related to prior years recognized during the three months ended December 31, 2022 due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2022	2021
	(in millions)
Total cash provided by (used in):
Operating activities	$4,171	$4,232
Investing activities	(510)	(547)
Financing activities	(6,347)	(4,967)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	692	(194)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,994)	$(1,476)
Operating activities. Cash provided by operating activities for the three months ended December 31, 2022 was lower than the prior-year comparable period primarily due to higher incentive payments, partially offset by continued growth in our underlying business.
Investing activities. Cash used in investing activities for the three months ended December 31, 2022 was lower than the prior-year comparable period primarily due to the absence of cash paid for acquisitions combined with cash received from the settlement of net investment hedge derivative instruments in the current year, partially offset by higher purchases, net of sales and maturities, of investment securities.
Financing activities. Cash used in financing activities for the three months ended December 31, 2022 was higher than the prior-year comparable period primarily due to the principal debt payment upon maturity of our December 2022 senior notes and higher dividends paid, partially offset by lower share repurchases. See Note 6—Debt and Note 8—Stockholders’ Equity to our unaudited consolidated financial statements.
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

Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2022, except as discussed below.
Common stock repurchases. During the three months ended December 31, 2022, we repurchased shares of our class A common stock in the open market for $3.1 billion. As of December 31, 2022, our repurchase programs had remaining authorized funds of $14.1 billion. See Note 8—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2022, we declared and paid $945 million in dividends to holders of our common and preferred stock. On January 24, 2023, our board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). See Note 8—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. During the three months ended December 31, 2022, we repaid $2.25 billion of principal upon maturity of our December 2022 senior notes. See Note 6—Debt to our unaudited consolidated financial statements.
Litigation. During the three months ended December 31, 2022, we deposited $350 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of December 31, 2022 was $1.7 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 12—Legal Matters to our unaudited consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. Subsequently, the FASB also issued amendments to this standard. The amendments in the ASU are effective upon issuance through December 31, 2024. The adoption of ASU 2020-04 and its subsequent amendments is not expected to have a material impact on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks since September 30, 2022.

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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 12—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in millions, except per share data)
October 1 - 31, 2022	6	$188.21	6	$15,885
November 1 - 30, 2022	5	$204.28	5	$14,900
December 1 - 31, 2022	5	$208.21	5	$14,000
Total	16	$198.74	16
(1)The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.
See Note 8—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

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

VISA INC.

Date:	January 27, 2023	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	January 27, 2023	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chair, Chief Financial Officer (Principal Financial Officer)

Date:	January 27, 2023	By:	/s/ Peter M. Andreski
		Name:	Peter M. Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)