Form 10-Q
period 2023-03-31
VISA INC.
filed 2023-04-27
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of April 19, 2023, there were 1,618,223,392 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 9,580,212 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	September 30, 2022
	(in millions, except per share data)
Assets
Cash and cash equivalents	$13,842	$15,689
Restricted cash equivalents—U.S. litigation escrow	1,616	1,449
Investment securities	2,752	2,833
Settlement receivable	1,942	1,932
Accounts receivable	2,122	2,020
Customer collateral	2,739	2,342
Current portion of client incentives	1,477	1,272
Prepaid expenses and other current assets	2,167	2,668
Total current assets	28,657	30,205
Investment securities	2,840	2,136
Client incentives	3,737	3,348
Property, equipment and technology, net	3,359	3,223
Goodwill	18,078	17,787
Intangible assets, net	26,574	25,065
Other assets	3,510	3,737
Total assets	$86,755	$85,501
Liabilities
Accounts payable	$280	$340
Settlement payable	3,069	3,281
Customer collateral	2,739	2,342
Accrued compensation and benefits	998	1,359
Client incentives	6,783	6,099
Accrued liabilities	3,626	3,726
Current maturities of debt	—	2,250
Accrued litigation	1,602	1,456
Total current liabilities	19,097	20,853
Long-term debt	20,606	20,200
Deferred tax liabilities	5,462	5,332
Other liabilities	3,025	3,535
Total liabilities	48,190	49,920
Equity
Series A, Series B and Series C convertible participating preferred stock (preferred stock), $0.0001 par value: 25 shares authorized and 5 (Series A less than one, Series B 2, Series C 3) shares issued and outstanding	1,885	2,324
Class A, Class B and Class C common stock and additional paid-in capital, $0.0001 par value: 2,003,341 shares authorized (Class A 2,001,622, Class B 622, Class C 1,097); 1,874 (Class A 1,619, Class B 245, Class C 10) and 1,890 (Class A 1,635, Class B 245, Class C 10) shares issued and outstanding	20,095	19,545
Right to recover for covered losses	(35)	(35)
Accumulated income	17,610	16,116
Accumulated other comprehensive income (loss), net:
Investment securities	(66)	(106)
Defined benefit pension and other postretirement plans	(161)	(169)
Derivative instruments	(268)	418
Foreign currency translation adjustments	(495)	(2,512)
Total accumulated other comprehensive income (loss), net	(990)	(2,369)
Total equity	38,565	35,581
Total liabilities and equity	$86,755	$85,501
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in millions, except per share data)
Net revenues	$7,985	$7,189	$15,921	$14,248

Operating Expenses
Personnel	1,515	1,226	2,852	2,351
Marketing	309	314	641	594
Network and processing	179	190	357	380
Professional fees	130	125	239	225
Depreciation and amortization	234	207	461	405
General and administrative	282	325	604	567
Litigation provision	—	—	341	148
Total operating expenses	2,649	2,387	5,495	4,670
Operating income	5,336	4,802	10,426	9,578

Non-operating Income (Expense)
Interest expense	(142)	(134)	(279)	(268)
Investment income (expense) and other	84	(126)	108	129
Total non-operating income (expense)	(58)	(260)	(171)	(139)
Income before income taxes	5,278	4,542	10,255	9,439
Income tax provision	1,021	895	1,819	1,833
Net income	$4,257	$3,647	$8,436	$7,606

Basic Earnings Per Share
Class A common stock	$2.04	$1.70	$4.03	$3.54
Class B common stock	$3.26	$2.76	$6.45	$5.74
Class C common stock	$8.15	$6.82	$16.10	$14.16

Basic Weighted-average Shares Outstanding
Class A common stock	1,624	1,654	1,627	1,662
Class B common stock	245	245	245	245
Class C common stock	10	10	10	10

Diluted Earnings Per Share
Class A common stock	$2.03	$1.70	$4.02	$3.54
Class B common stock	$3.25	$2.75	$6.44	$5.73
Class C common stock	$8.14	$6.81	$16.09	$14.15

Diluted Weighted-average Shares Outstanding
Class A common stock	2,093	2,142	2,098	2,150
Class B common stock	245	245	245	245
Class C common stock	10	10	10	10
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Net income	$4,257	$3,647	$8,436	$7,606
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	36	(40)	51	(50)
Income tax effect	(8)	8	(11)	10
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	3	(2)	5	(1)
Income tax effect	—	—	(1)	—
Reclassification adjustments	3	1	4	2
Derivative instruments:
Net unrealized gain (loss)	(75)	77	(191)	191
Income tax effect	17	(13)	31	(35)
Reclassification adjustments	6	(33)	(1)	(39)
Income tax effect	(3)	4	(7)	4
Foreign currency translation adjustments	290	(335)	1,499	(923)
Other comprehensive income (loss), net of tax	269	(333)	1,379	(841)
Comprehensive income	$4,526	$3,314	$9,815	$6,765
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2023
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of December 31, 2022	5		$1,981	1,881		$19,827	$(28)	$16,403	$(1,259)	$36,924
Net income								4,257		4,257
Other comprehensive income (loss), net of tax									269	269
VE territory covered losses incurred							(7)			(7)
Conversion to class A common stock upon sales into public market	—	(1)	(96)	2		96				—
Share-based compensation, net of forfeitures						223				223
Stock issued under equity plans				1		62				62
Restricted stock and performance-based shares settled in cash for taxes				—	(1)	(6)				(6)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock								(941)		(941)
Repurchase of class A common stock				(10)		(107)		(2,109)		(2,216)
Balance as of March 31, 2023	5		$1,885	1,874		$20,095	$(35)	$17,610	$(990)	$38,565
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2023
	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount		Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890		$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income									8,436		8,436
Other comprehensive income (loss), net of tax										1,379	1,379
VE territory covered losses incurred								(15)			(15)
Recovery through conversion rate adjustment			(14)					15			1
Conversion to class A common stock upon sales into public market	—	(2)	(425)		7		425				—
Share-based compensation, net of forfeitures							400				400
Stock issued under equity plans					3		118				118
Restricted stock and performance-based shares settled in cash for taxes					—	(2)	(118)				(118)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock									(1,886)		(1,886)
Repurchase of class A common stock					(26)		(275)		(5,056)		(5,331)
Balance as of March 31, 2023	5		$1,885	(1)	1,874		$20,095	$(35)	$17,610	$(990)	$38,565
(1)As of March 31, 2023 and September 30, 2022, the book value of series A preferred stock was $627 million and $1.0 billion, respectively. Refer to Note 4—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended March 31, 2022
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of December 31, 2021	5		$2,995	1,916		$18,776	$(111)	$14,606	$(72)	$36,194
Net income								3,647		3,647
Other comprehensive income (loss), net of tax									(333)	(333)
VE territory covered losses incurred							(9)			(9)
Conversion to class A common stock upon sales into public market	—	(1)	(8)	—	(1)	8				—
Share-based compensation, net of forfeitures						190				190
Stock issued under equity plans				2		54				54
Restricted stock and performance-based shares settled in cash for taxes				—	(1)	(3)				(3)
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock								(802)		(802)
Repurchase of class A common stock				(15)		(149)		(2,800)		(2,949)
Balance as of March 31, 2022	5		$2,987	1,903		$18,876	$(120)	$14,651	$(405)	$35,989
(1)Increase or decrease is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2022
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2021	5		$3,080	1,932		$18,855	$(133)	$15,351	$436	$37,589
Net income								7,606		7,606
Other comprehensive income (loss), net of tax									(841)	(841)
VE territory covered losses incurred							(16)			(16)
Recovery through conversion rate adjustment			(29)				29			—
Conversion to class A common stock upon sales into public market	—	(1)	(64)	1		64				—
Share-based compensation, net of forfeitures						318				318
Stock issued under equity plans				4		113				113
Restricted stock and performance-based shares settled in cash for taxes				—	(1)	(116)				(116)
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock								(1,611)		(1,611)
Repurchase of class A common stock				(34)		(358)		(6,695)		(7,053)
Balance as of March 31, 2022	5		$2,987	1,903		$18,876	$(120)	$14,651	$(405)	$35,989
(1)Increase or decrease is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2023	2022
	(in millions)
Operating Activities
Net income	$8,436	$7,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	5,691	4,865
Share-based compensation	400	318
Depreciation and amortization of property, equipment, technology and intangible assets	461	405
Deferred income taxes	(154)	21
VE territory covered losses incurred	(15)	(16)
(Gains) losses on equity investments, net	196	(104)
Other	(22)	(61)
Change in operating assets and liabilities:
Settlement receivable	147	3
Accounts receivable	(67)	(173)
Client incentives	(5,521)	(4,503)
Other assets	(77)	(291)
Accounts payable	(48)	(75)
Settlement payable	(493)	111
Accrued and other liabilities	(1,047)	(173)
Accrued litigation	144	(212)
Net cash provided by (used in) operating activities	8,031	7,721
Investing Activities
Purchases of property, equipment and technology	(459)	(440)
Investment securities:
Purchases	(2,487)	(1,948)
Proceeds from maturities and sales	1,760	1,975
Acquisitions, net of cash and restricted cash acquired	—	(1,945)
Purchases of other investments	(70)	(55)
Settlement of derivative instruments	402	—
Other investing activities	19	81
Net cash provided by (used in) investing activities	(835)	(2,332)
Financing Activities
Repurchase of class A common stock	(5,309)	(7,053)
Repayments of debt	(2,250)	—
Dividends paid	(1,886)	(1,611)
Proceeds from issuance of commercial paper	—	300
Cash proceeds from issuance of class A common stock under equity plans	118	113
Restricted stock and performance-based shares settled in cash for taxes	(118)	(116)
Other financing activities	172	—
Net cash provided by (used in) financing activities	(9,273)	(8,367)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	828	(305)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,249)	(3,283)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	20,377	19,799
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$19,128	$16,516
Supplemental Disclosure
Cash paid for income taxes, net	$2,635	$2,107
Interest payments on debt	$293	$304
Accruals related to purchases of property, equipment and technology	$148	$27

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc., together with its subsidiaries (Visa or the Company), is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories. Visa operates one of the world’s largest electronic payments networks — VisaNet — which provides transaction processing services (primarily authorization, clearing and settlement). The Company offers products, solutions and services that facilitate secure, reliable and efficient money movement for participants in the ecosystem. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
Recently Adopted Accounting Pronouncement. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Subsequently, the FASB also issued amendments to this standard. The amendments in the ASU are effective upon issuance through December 31, 2024. During the quarter ended March 31, 2023, the Company adopted certain optional expedients provided in this ASU in relation to contract modifications and hedge accounting. The adoption did not have a material impact on the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 2—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Service revenues	$3,771	$3,521	$7,282	$6,714
Data processing revenues	3,819	3,480	7,646	7,094
International transaction revenues	2,749	2,208	5,546	4,382
Other revenues	551	474	1,138	923
Client incentives	(2,905)	(2,494)	(5,691)	(4,865)
Net revenues	$7,985	$7,189	$15,921	$14,248

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
U.S.	$3,540	$3,079	$7,107	$6,257
International	4,445	4,110	8,814	7,991
Net revenues	$7,985	$7,189	$15,921	$14,248
Note 3—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	March 31, 2023	September 30, 2022
	(in millions)
Cash and cash equivalents	$13,842	$15,689
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,616	1,449
Customer collateral	2,739	2,342
Prepaid expenses and other current assets	931	897
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,128	$20,377
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Six Months Ended March 31,
	2023	2022
	(in millions)
Balance at beginning of period	$1,449	$894
Deposits into the litigation escrow account	350	250
Payments to opt-out merchants(1), net of interest earned on escrow funds	(183)	(262)
Balance at end of period	$1,616	$882
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
The following table presents the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2022	$460	$812	$(35)
VE territory covered losses incurred(1)	—	—	(15)
Recovery through conversion rate adjustment(2)	(7)	(7)	15
Balance as of March 31, 2023	$453	$805	$(35)

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2021	$1,071	$1,523	$(133)
VE territory covered losses incurred(1)	—	—	(16)
Recovery through conversion rate adjustment	(26)	(3)	29
Balance as of March 31, 2022	$1,045	$1,520	$(120)
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets:

	March 31, 2023		September 30, 2022
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$1,654	$453	$1,309	$460
Series C preferred stock	2,586	805	2,044	812
Total	4,240	1,258	3,353	1,272
Less: right to recover for covered losses	(35)	(35)	(35)	(35)
Total recovery for covered losses available	$4,205	$1,223	$3,318	$1,237
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of March 31, 2023, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.958 and 3.634, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $225.46, Visa’s class A common stock closing stock price.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 5—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2023	September 30, 2022	March 31, 2023	September 30, 2022
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$11,548	$11,736	$—	$—
U.S. Treasury securities	—	799	—	—
Investment securities:
Marketable equity securities	327	437	—	—
U.S. government-sponsored debt securities	—	—	1,016	457
U.S. Treasury securities	4,249	4,005	—	—
Other current and non-current assets:
Money market funds	22	22	—	—
Derivative instruments	—	—	158	1,131
Total	$16,146	$16,999	$1,174	$1,588
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$171	$146	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	389	418
Total	$171	$146	$389	$418
Level 1 assets and liabilities. Money market funds, U.S. Treasury securities and marketable equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets. The Company’s deferred compensation liability is measured at fair value based on marketable equity securities held under the deferred compensation plan.
Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. Derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,016	$1	$(1)	$1,016
U.S. Treasury securities	4,332	6	(89)	4,249
Total	$5,348	$7	$(90)	$5,265

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$458	$—	$(1)	$457
U.S. Treasury securities	4,937	—	(133)	4,804
Total	$5,395	$—	$(134)	$5,261
Debt securities with unrealized losses for less than 12 months and 12 months or greater were as follows:

	March 31, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$179	$(1)	$—	$—
U.S. Treasury securities	882	(11)	2,270	(78)
Total	$1,061	$(12)	$2,270	$(78)

	September 30, 2022
	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$408	$(1)
U.S. Treasury securities	3,507	(133)
Total	$3,915	$(134)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

March 31, 2023
(in millions)
Due within one year	$2,425
Due after 1 year through 5 years	2,840
Total	$5,265
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of March 31, 2023 including cumulative unrealized gains and losses:

March 31, 2023
(in millions)
Initial cost basis	$754
Adjustments:
Upward adjustments	829
Downward adjustments (including impairment)	(438)
Carrying amount, end of period	$1,145
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Upward adjustments	$2	$2	$19	$226
Downward adjustments (including impairment)	$(89)	$(53)	$(89)	$(53)

For the three months ended March 31, 2023 and 2022, the Company recognized net unrealized losses of $82 million and $156 million, respectively, on marketable and non-marketable equity securities still held as of quarter end. For the six months ended March 31, 2023 and 2022, the Company recognized net unrealized losses of $184 million and net unrealized gains of $16 million, respectively, on marketable and non-marketable equity securities still held as of quarter end.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of March 31, 2023, the carrying value and estimated fair value of debt was $20.6 billion and $18.9 billion, respectively. As of September 30, 2022, the carrying value and estimated fair value of debt was $22.5 billion and $19.9 billion, respectively.
Other financial instruments not measured at fair value. As of March 31, 2023, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2023, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of March 31, 2023.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Debt
The Company had outstanding debt as follows:

	March 31, 2023	September 30, 2022	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
2.80% Senior Notes due December 2022	$—	$2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,475	1,325	1.71%
2.00% Senior Notes due June 2029	1,093	982	2.13%
2.375% Senior Notes due June 2034	710	638	2.53%
Total debt	21,028	22,945
Unamortized discounts and debt issuance costs	(168)	(173)
Hedge accounting fair value adjustments(2)	(254)	(322)
Total carrying value of debt	$20,606	$22,450

Reported as:
Current maturities of debt	$—	$2,250
Long-term debt	20,606	20,200
Total carrying value of debt	$20,606	$22,450
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.
Senior Notes
During the six months ended March 31, 2023, the Company repaid $2.25 billion of principal upon maturity of its senior notes due December 2022.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
During the six months ended March 31, 2023, the Company designated €1.8 billion of the Euro-denominated fixed-rate senior notes (Euro Notes) issued in June 2022 as a hedge against a portion of the Company’s Euro-denominated net investment in Visa Europe. As of March 31, 2023, all of the €3.0 billion Euro Notes were designated as a net investment hedge.

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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the six months ended March 31, 2023, the Company’s maximum daily settlement exposure was $123.5 billion and the average daily settlement exposure was $75.0 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	March 31, 2023	September 30, 2022
	(in millions)
Restricted cash and restricted cash equivalents	$2,739	$2,342
Pledged securities at market value	294	213
Letters of credit	1,638	1,582
Guarantees	1,068	950
Total	$5,739	$5,087

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 8—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis, were as follows:

	March 31, 2023					September 30, 2022
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		9	—	(2)	100.0000		16
Series B preferred stock	2		2.9580		7	2		2.9710		7
Series C preferred stock	3		3.6340		11	3		3.6450		12
Class A common stock(3)	1,619		—		1,619	1,635		—		1,635
Class B common stock	245		1.5991	(4)	393	245		1.6059	(4)	394
Class C common stock	10		4.0000		38	10		4.0000		39
Total					2,077					2,103
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before March 31, 2023 and September 30, 2022.
(4)The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B common stock after deposit into the U.S. litigation escrow account for the six months ended March 31, 2023 and 2022.

	Six Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	2	1
Effective price per share(1)	$209.14	$217.61
Deposits under the U.S. retrospective responsibility plan	$350	$250
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
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments:

	Six Months Ended March 31, 2023				Six Months Ended March 31, 2022
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$211.34		$211.34		$201.68		$201.68
Recovery through conversion rate adjustment	$7		$7		$26		$3
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for the quarter is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in millions, except per share data)
Shares repurchased in the open market(1)	10	15	26	34
Average repurchase cost per share(2)	$221.32	$210.18	$206.88	$210.26
Total cost(2)	$2,216	$2,949	$5,331	$7,053
(1)Shares repurchased in the open market reflect repurchases that settled during the three and six months ended March 31, 2023 and 2022, respectively. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes.
In October 2022, the Company’s board of directors authorized a $12.0 billion share repurchase program. This authorization has no expiration date. As of March 31, 2023, the Company’s repurchase program had remaining authorized funds of $11.9 billion. All share repurchase programs authorized prior to October 2022 have been completed.
Dividends. The Company declared and paid dividends of $941 million and $802 million during the three months ended March 31, 2023 and 2022, respectively, and $1.9 billion and $1.6 billion during the six months ended March 31, 2023 and 2022, respectively. On April 25, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), which will be paid on June 1, 2023, to all holders of record as of May 12, 2023.
Note 9—Earnings Per Share

The following table presents earnings per share for the three months ended March 31, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,307	1,624	$2.04	$4,257	2,093	(3)	$2.03
Class B common stock	800	245	$3.26	$799	245		$3.25
Class C common stock	79	10	$8.15	$79	10		$8.14
Participating securities	71	Not presented	Not presented	$71	Not presented		Not presented
Net income	$4,257
The following table presents earnings per share for the six months ended March 31, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$6,549	1,627	$4.03	$8,436	2,098	(3)	$4.02
Class B common stock	1,584	245	$6.45	$1,582	245		$6.44
Class C common stock	157	10	$16.10	$156	10		$16.09
Participating securities	146	Not presented	Not presented	$146	Not presented		Not presented
Net income	$8,436

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents earnings per share for the three months ended March 31, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,819	1,654	$1.70	$3,647	2,142	(3)	$1.70
Class B common stock	677	245	$2.76	$676	245		$2.75
Class C common stock	69	10	$6.82	$69	10		$6.81
Participating securities	82	Not presented	Not presented	$81	Not presented		Not presented
Net income	$3,647
The following table presents earnings per share for the six months ended March 31, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$5,884	1,662	$3.54	$7,606	2,150	(3)	$3.54
Class B common stock	1,409	245	$5.74	$1,407	245		$5.73
Class C common stock	143	10	$14.16	$143	10		$14.15
Participating securities	170	Not presented	Not presented	$169	Not presented		Not presented
Net income	$7,606
(1)The weighted-average number of shares of as-converted class B common stock used in the income allocation was 393 million for the three and six months ended March 31, 2023, and 397 million and 398 million for the three and six months ended March 31, 2022, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 39 million for the three and six months ended March 31, 2023 and 40 million for the three and six months ended March 31, 2022. The weighted-average number of shares of preferred stock included within participating securities was 10 million and 11 million of as-converted series A preferred stock for the three and six months ended March 31, 2023, respectively, and 6 million of as-converted series A preferred stock for the three and six months ended March 31, 2022, 7 million of as-converted series B preferred stock for the three and six months ended March 31, 2023 and 16 million of as-converted series B preferred stock for the three and six months ended March 31, 2022, and 11 million of as-converted series C preferred stock for the three and six months ended March 31, 2023 and 22 million of as-converted series C preferred stock for the three and six months ended March 31, 2022.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three and six months ended March 31, 2023 and 2022.
Note 10—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) during the six months ended March 31, 2023:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	798,017	$58.56	$211.09
Restricted stock units	3,091,583	$210.58
Performance-based shares(1)	551,818	$221.32
(1)Represents the maximum number of performance-based shares which could be earned.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
For the three months ended March 31, 2023 and 2022, the Company recorded share-based compensation cost related to the EIP of $214 million and $181 million, respectively, and for the six months ended March 31, 2023 and 2022, the Company recorded share-based compensation cost related to the EIP of $384 million and $302 million, respectively.
Note 11—Income Taxes
For the three and six months ended March 31, 2023, the effective income tax rates were 19% and 18%, respectively, and for the three and six months ended March 31, 2022, the effective income tax rates were 20% and 19%, respectively. The difference in the effective tax rates is primarily due to a $142 million tax benefit related to prior years recognized during the six months ended March 31, 2023 due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
During the three months ended March 31, 2023, the Company’s gross and net unrecognized tax benefits increased by $86 million and $26 million, respectively. During the six months ended March 31, 2023, the Company’s gross and net unrecognized tax benefits decreased by $22 million and $123 million, respectively. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions. Additionally, for the six month period, the decrease in unrecognized tax benefits is primarily due to the reassessment mentioned above, partially offset by an increase in gross timing differences.
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
The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2023	2022
	(in millions)
Balance at beginning of period	$1,456	$983
Provision for uncovered legal matters	—	1
Provision for covered legal matters	352	150
Payments for legal matters	(206)	(365)
Balance at end of period	$1,602	$769
Accrual Summary—U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. An accrual for the

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2023	2022
	(in millions)
Balance at beginning of period	$1,441	$881
Provision for interchange multidistrict litigation	341	145
Payments for U.S. covered litigation	(201)	(262)
Balance at end of period	$1,581	$764

During the six months ended March 31, 2023, the Company recorded an additional accrual of $341 million and deposited $350 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The U.S. covered litigation accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2023	2022
	(in millions)
Balance at beginning of period	$11	$102
Provision for VE territory covered litigation	11	5
Payments for VE territory covered litigation	(5)	(102)
Balance at end of period	$17	$5

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Putative Class Actions
On March 15, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the final approval of the Amended Settlement Agreement by the district court.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 70% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
Consumer Interchange Litigation
On December 30, 2022, a putative class action was filed in California state court against Visa, Mastercard, and certain financial institutions on behalf of all Visa and Mastercard cardholders in California who made a purchase using a Visa-branded or Mastercard-branded payment card in California from January 1, 2004. Plaintiffs primarily allege a conspiracy to fix interchange fees and seek injunctive relief, attorneys’ fees and damages as direct and indirect purchasers based on alleged violations of California law. On January 11, 2023, plaintiffs filed an amended complaint asserting the same claims as asserted in the prior complaint. On January 30, 2023, Visa removed the action to federal court. On February 10, 2023, the Judicial Panel on Multidistrict Litigation issued an order transferring the case to MDL 1720. On March 1, 2023, plaintiffs filed a motion to remand the case to California state court.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, proceedings have been commenced by more than 1,100 Merchants (the capitalized term “Merchant” when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa has settled the claims asserted by over 175 Merchants, and there are approximately 900 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
Other Litigation
Visa’s motion challenging jurisdiction in the class action regarding interchange on cross-border transactions and the Honor All Cards rule in Israel was denied.
Other Litigation
European Commission Staged Digital Wallets Investigation
On February 16, 2023, the European Commission (EC) notified Visa that the matter has been closed.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Foreign Currency Exchange Rate Litigation
On December 21, 2022, plaintiffs filed a third amended complaint asserting the same claims as asserted in the prior complaints. On February 3, 2023, Visa filed a motion to dismiss the third amended complaint.
European Commission Client Incentive Agreements Investigation
On December 2, 2022, the EC informed Visa that it had opened a preliminary investigation into Visa’s incentive agreements with clients. Visa is cooperating with the EC in connection with the investigation.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows as a result of the war in Ukraine; the ongoing effects of the COVID-19 pandemic, including the resumption of international travel; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2022, and any subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages and per share data)
Net revenues	$7,985	$7,189	11%	$15,921	$14,248	12%
Operating expenses	$2,649	$2,387	11%	$5,495	$4,670	18%
Net income	$4,257	$3,647	17%	$8,436	$7,606	11%
Diluted earnings per share	$2.03	$1.70	20%	$4.02	$3.54	14%

Non-GAAP operating expenses(2)	$2,581	$2,287	13%	$5,020	$4,402	14%
Non-GAAP net income(2)	$4,384	$3,836	14%	$8,965	$7,737	16%
Non-GAAP diluted earnings per share(2)	$2.09	$1.79	17%	$4.27	$3.60	19%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Disruption in the Banking Sector. During the quarter ended March 31, 2023, certain financial institutions experienced liquidity issues, which resulted in the failure of two U.S. banks and volatility in the global financial markets. These events did not have an impact on our operating results. We continuously monitor and manage balance sheet and operational risks from clients in our portfolio, including their settlement obligations.
Russia & Ukraine. During the quarter ended March 31, 2022, economic sanctions were imposed on Russia by the U.S., European Union, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. In March 2022, we suspended our operations in Russia and as a result, are no longer generating revenue from domestic and cross-border activities related to Russia. For the three months ended March 31, 2022, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, was approximately 4% of our consolidated net revenues.
The continuing effects of the recent liquidity issues at certain financial institutions and the war in Ukraine are difficult to predict due to numerous uncertainties identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first half of fiscal 2023. For the three and six months ended March 31, 2023, net revenues increased 11% and 12% over the prior-year comparable periods, respectively, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. During the three and six months ended March 31, 2023, exchange rate movements lowered our net revenues growth by approximately two percentage points. See Results of Operations—Net Revenues below for further discussion.
For the three and six months ended March 31, 2023, GAAP operating expenses increased 11% and 18% over the prior-year comparable periods, respectively, primarily due to higher expenses related to personnel. For the six months ended March 31, 2023, GAAP operating expenses also included higher litigation provision. See Results of Operations—Operating Expenses below for further discussion. During the six months ended March 31, 2023, exchange rate movements lowered our operating expense growth by approximately one percentage point.

For the three and six months ended March 31, 2023, non-GAAP operating expenses increased 13% and 14% over the prior-year comparable periods, respectively, primarily due to higher expenses related to personnel. For the six months ended March 31, 2023, non-GAAP operating expenses also included higher general and administrative expenses.
Interchange multidistrict litigation. During the six months ended March 31, 2023, we recorded an additional accrual of $341 million to address claims associated with the interchange multidistrict litigation. We also made deposits of $350 million into the U.S. litigation escrow account. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 12—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. In October 2022, our board of directors authorized a $12.0 billion share repurchase program. During the six months ended March 31, 2023, we repurchased 26 million shares of our class A common stock in the open market for $5.3 billion. As of March 31, 2023, our repurchase programs had remaining authorized funds of $11.9 billion. See Note 8—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Litigation provision. During the six months ended March 31, 2023 and 2022, we recorded additional accruals to address claims associated with the interchange multidistrict litigation of $341 million and $145 million, respectively, and related tax benefit of $76 million and $32 million, respectively, determined by applying applicable tax rates. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B common stock convert into shares of class A common stock. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 12—Legal Matters to our unaudited consolidated financial statements.
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

	Three Months Ended March 31, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,649	$(58)	$1,021	19.3%	$4,257	$2.03
(Gains) losses on equity investments, net	—	90	19		71	0.03
Amortization of acquired intangible assets	(46)	—	10		36	0.02
Acquisition-related costs	(22)	—	2		20	0.01
Non-GAAP	$2,581	$32	$1,052	19.4%	$4,384	$2.09

	Six Months Ended March 31, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$5,495	$(171)	$1,819	17.7%	$8,436	$4.02
(Gains) losses on equity investments, net	—	196	43		153	0.07
Amortization of acquired intangible assets	(89)	—	19		70	0.03
Acquisition-related costs	(45)	—	4		41	0.02
Litigation provision	(341)	—	76		265	0.13
Non-GAAP	$5,020	$25	$1,961	17.9%	$8,965	$4.27

	Three Months Ended March 31, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,387	$(260)	$895	19.7%	$3,647	$1.70
(Gains) losses on equity investments, net	—	127	28		99	0.05
Amortization of acquired intangible assets	(20)	—	4		16	0.01
Acquisition-related costs	(20)	—	2		18	0.01
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$2,287	$(133)	$933	19.6%	$3,836	$1.79

	Six Months Ended March 31, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$4,670	$(139)	$1,833	19.4%	$7,606	$3.54
(Gains) losses on equity investments, net	—	(104)	(14)		(90)	(0.04)
Amortization of acquired intangible assets	(33)	—	7		26	0.01
Acquisition-related costs	(30)	—	4		26	0.01
Litigation provision	(145)	—	32		113	0.05
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$4,402	$(243)	$1,866	19.4%	$7,737	$3.60
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
The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2022	2021	% Change(2)	2022	2021	% Change(2)	2022	2021	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$569	$525	8%	$696	$708	(2%)	$1,265	$1,233	3%
Consumer debit(3)	706	652	8%	662	732	(10%)	1,368	1,384	(1%)
Commercial(4)	248	219	13%	137	129	7%	385	348	11%
Total nominal payments volume(2)	$1,522	$1,395	9%	$1,495	$1,569	(5%)	$3,018	$2,964	2%
Cash volume(5)	150	153	(2%)	466	514	(9%)	617	667	(8%)
Total nominal volume(2),(6)	$1,673	$1,548	8%	$1,962	$2,083	(6%)	$3,634	$3,632	—%

	U.S.			International			Visa Inc.
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2022	2021	% Change(2)	2022	2021	% Change(2)	2022	2021	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,120	$1,005	11%	$1,380	$1,360	2%	$2,500	$2,365	6%
Consumer debit(3)	1,388	1,292	7%	1,300	1,425	(9%)	2,688	2,717	(1%)
Commercial(4)	494	424	16%	267	247	8%	762	671	14%
Total nominal payments volume(2)	$3,002	$2,721	10%	$2,947	$3,031	(3%)	$5,949	$5,752	3%
Cash volume(5)	305	332	(8%)	918	1,011	(9%)	1,223	1,342	(9%)
Total nominal volume(2),(6)	$3,307	$3,053	8%	$3,865	$4,041	(4%)	$7,172	$7,094	1%

The following table presents the change in nominal and constant payments and cash volume:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended December 31, 2022 vs. 2021(1),(2)		Three Months Ended December 31, 2022 vs. 2021(1),(2)		Six Months Ended December 31, 2022 vs. 2021(1),(2)		Six Months Ended December 31, 2022 vs. 2021(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	(2%)	10%	3%	9%	2%	12%	6%	12%
Consumer debit growth(3)	(10%)	(2%)	(1%)	3%	(9%)	(1%)	(1%)	3%
Commercial growth(4)	7%	19%	11%	15%	8%	22%	14%	18%
Total payments volume growth	(5%)	5%	2%	7%	(3%)	7%	3%	9%
Cash volume growth(5)	(9%)	(3%)	(8%)	(3%)	(9%)	(3%)	(9%)	(4%)
Total volume growth	(6%)	3%	—%	5%	(4%)	5%	1%	6%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2023 and 2022, respectively, were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2022 and 2021, respectively. On occasion, previously presented volume information may be updated. Prior-period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
Visa processed transactions	50,069	44,807	12%	102,581	92,366	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenues
The following table presents our net revenues earned in the U.S. and internationally:

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
U.S.	$3,540	$3,079	15%	$7,107	$6,257	14%
International	4,445	4,110	8%	8,814	7,991	10%
Net revenues	$7,985	$7,189	11%	$15,921	$14,248	12%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased during the three and six-month comparable periods primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.

Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. During the three and six months ended March 31, 2023, exchange rate movements lowered our net revenues growth by approximately two percentage points.
The following table presents the components of our net revenues:

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
Service revenues	$3,771	$3,521	7%	$7,282	$6,714	8%
Data processing revenues	3,819	3,480	10%	7,646	7,094	8%
International transaction revenues	2,749	2,208	24%	5,546	4,382	27%
Other revenues	551	474	16%	1,138	923	23%
Client incentives	(2,905)	(2,494)	16%	(5,691)	(4,865)	17%
Net revenues	$7,985	$7,189	11%	$15,921	$14,248	12%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 2% and 3% growth in nominal payments volume during the three and six-month comparable periods, respectively, despite the impact of our suspension of operations in Russia. Service revenues also increased due to business mix and select pricing modifications.
•Data processing revenues increased primarily due to overall growth in processed transactions of 12% and 11% during the three and six-month comparable periods, respectively, partially offset by our suspension of operations in Russia.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes of 27% and 25% during the three and six-month comparable periods, respectively, excluding transactions within Europe. International transaction revenues also increased due to volatility of a broad range of currencies and select pricing modifications, partially offset by business mix.
•Other revenues increased primarily due to value added services revenues tied to marketing and consulting services. Other revenues also increased due to acquisition-related revenues.
•Client incentives increased primarily due to growth in payments volume during the three and six-month comparable periods. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
Personnel	$1,515	$1,226	24%	$2,852	$2,351	21%
Marketing	309	314	(2%)	641	594	8%
Network and processing	179	190	(6%)	357	380	(6%)
Professional fees	130	125	5%	239	225	7%
Depreciation and amortization	234	207	13%	461	405	14%
General and administrative	282	325	(13%)	604	567	6%
Litigation provision	—	—	NM	341	148	131%
Total operating expenses	$2,649	$2,387	11%	$5,495	$4,670	18%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased primarily due to higher number of employees and compensation, reflecting our strategy to invest in future growth, including acquisitions.
•Marketing expenses increased during the six months ended March 31, 2023 primarily due to increased spending in various campaigns, including the FIFA World Cup 2022TM and client marketing. The increase was partially offset by the absence of spending for the Beijing 2022 Olympic Winter Games in the current period.
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
•General and administrative expenses decreased during the three months ended March 31, 2023 primarily due to the absence of expenses as a result of the suspension of our operations in Russia. During the six months ended March 31, 2023, expenses increased primarily due to an increase in travel expenses and higher usage of travel related card benefits, partially offset by the absence of expenses as a result of the suspension of our operations in Russia.
•Litigation provision increased during the six months ended March 31, 2023 primarily due to an increase in accrual related to the U.S. covered litigation. See Note 12—Legal Matters to our unaudited consolidated financial statements.

Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
Interest expense	$(142)	$(134)	6%	$(279)	$(268)	4%
Investment income (expense) and other	84	(126)	(167%)	108	129	(16%)
Total non-operating income (expense)	$(58)	$(260)	(78%)	$(171)	$(139)	23%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased during the three and six months ended March 31, 2023 primarily driven by lower gains from derivative instruments, partially offset by lower interest related to indirect taxes.
•Investment income (expense) and other increased during the three months ended March 31, 2023 primarily due to higher interest income on our cash and investments and lower losses on our equity investments. Investment income and other decreased during the six months ended March 31, 2023 primarily due to losses on our investments, offset by higher interest income on our cash and investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Effective income tax rate	19%	20%	18%	19%
The difference in the effective tax rates is primarily due to a $142 million tax benefit related to prior years recognized during the six months ended March 31, 2023 due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2023	2022
	(in millions)
Total cash provided by (used in):
Operating activities	$8,031	$7,721
Investing activities	(835)	(2,332)
Financing activities	(9,273)	(8,367)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	828	(305)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,249)	$(3,283)
Operating activities. Cash provided by operating activities for the six months ended March 31, 2023 was higher than the prior-year comparable period primarily due to growth in our underlying business, partially offset by higher incentive payments.

Investing activities. Cash used in investing activities for the six months ended March 31, 2023 was lower than the prior-year comparable period primarily due to the absence of cash paid for acquisitions, combined with cash received from the settlement of net investment hedge derivative instruments in the current year, partially offset by higher purchases, net of maturities and sales, of investment securities.
Financing activities. Cash used in financing activities for the six months ended March 31, 2023 was higher than the prior-year comparable period primarily due to the principal debt payment upon maturity of our December 2022 senior notes, the absence of proceeds from the issuance of commercial paper and higher dividends paid, partially offset by lower share repurchases. See Note 6—Debt and Note 8—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Common stock repurchases. During the six months ended March 31, 2023, we repurchased shares of our class A common stock in the open market for $5.3 billion. As of March 31, 2023, our repurchase programs had remaining authorized funds of $11.9 billion. See Note 8—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2023, we declared and paid $1.9 billion in dividends to holders of our common and preferred stock. On April 25, 2023, our board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). See Note 8—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. During the six months ended March 31, 2023, we repaid $2.25 billion of principal upon maturity of our December 2022 senior notes. See Note 6—Debt to our unaudited consolidated financial statements.
Litigation. During the six months ended March 31, 2023, we deposited $350 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of March 31, 2023 was $1.6 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 12—Legal Matters to our unaudited consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
The Financial Accounting Standards Board has issued certain accounting updates, which we have either determined to be not applicable or not expected to have a material impact on our consolidated financial statements.

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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 12—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for developments concerning the Company’s current material legal proceedings, since the Company's Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
January 1 - 31, 2023	1	$217.64	1	$13,790
February 1 - 28, 2023	2	$224.47	2	$13,244
March 1 - 31, 2023	7	$221.86	7	$11,785
Total	10	$222.09	10
(1)Includes applicable taxes.
(2)The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.
See Note 8—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after January 23, 2023

10.2+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023

10.3+	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023

10.4+	Form of Amendment Notification to Stock Option and Performance Share Award Holders

10.5+	First Amendment to Amended and Restated Aircraft Time Sharing Agreement, dated January 30, 2023, between Visa and Alfred F. Kelly, Jr.

10.6+	Aircraft Time Sharing Agreement, effective January 30, 2023, between Visa and Ryan McInerney

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	April 26, 2023	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2023	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chair, Chief Financial Officer (Principal Financial Officer)

Date:	April 26, 2023	By:	/s/ Peter M. Andreski
		Name:	Peter M. Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)