Form 10-Q
period 2023-06-30
VISA INC.
filed 2023-07-26
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of July 19, 2023, there were 1,606,787,603 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 9,539,598 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	September 30, 2022
	(in millions, except per share data)
Assets
Cash and cash equivalents	$15,590	$15,689
Restricted cash equivalents—U.S. litigation escrow	1,627	1,449
Investment securities	3,166	2,833
Settlement receivable	2,454	1,932
Accounts receivable	2,282	2,020
Customer collateral	2,907	2,342
Current portion of client incentives	1,525	1,272
Prepaid expenses and other current assets	2,119	2,668
Total current assets	31,670	30,205
Investment securities	2,122	2,136
Client incentives	3,811	3,348
Property, equipment and technology, net	3,370	3,223
Goodwill	18,082	17,787
Intangible assets, net	26,576	25,065
Other assets	3,603	3,737
Total assets	$89,234	$85,501
Liabilities
Accounts payable	$281	$340
Settlement payable	3,675	3,281
Customer collateral	2,907	2,342
Accrued compensation and benefits	1,215	1,359
Client incentives	7,532	6,099
Accrued liabilities	4,075	3,726
Current maturities of debt	—	2,250
Accrued litigation	1,545	1,456
Total current liabilities	21,230	20,853
Long-term debt	20,560	20,200
Deferred tax liabilities	5,380	5,332
Other liabilities	3,083	3,535
Total liabilities	50,253	49,920
Equity
Series A, Series B and Series C convertible participating preferred stock (preferred stock), $0.0001 par value: 25 shares authorized and 5 (Series A less than one, Series B 2, Series C 3) shares issued and outstanding	1,786	2,324
Class A, Class B and Class C common stock and additional paid-in capital, $0.0001 par value: 2,003,341 shares authorized (Class A 2,001,622, Class B 622, Class C 1,097); 1,862 (Class A 1,607, Class B 245, Class C 10) and 1,890 (Class A 1,635, Class B 245, Class C 10) shares issued and outstanding	20,290	19,545
Right to recover for covered losses	(25)	(35)
Accumulated income	17,908	16,116
Accumulated other comprehensive income (loss), net:
Investment securities	(80)	(106)
Defined benefit pension and other postretirement plans	(158)	(169)
Derivative instruments	(259)	418
Foreign currency translation adjustments	(481)	(2,512)
Total accumulated other comprehensive income (loss), net	(978)	(2,369)
Total equity	38,981	35,581
Total liabilities and equity	$89,234	$85,501
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net revenues	$8,123	$7,275	$24,044	$21,523

Operating Expenses
Personnel	1,481	1,283	4,333	3,634
Marketing	297	313	938	907
Network and processing	182	178	539	558
Professional fees	133	117	372	342
Depreciation and amortization	235	230	696	635
General and administrative	314	289	918	856
Litigation provision	457	717	798	865
Total operating expenses	3,099	3,127	8,594	7,797
Operating income	5,024	4,148	15,450	13,726

Non-operating Income (Expense)
Interest expense	(182)	(111)	(461)	(379)
Investment income (expense) and other	304	(208)	412	(79)
Total non-operating income (expense)	122	(319)	(49)	(458)
Income before income taxes	5,146	3,829	15,401	13,268
Income tax provision	990	418	2,809	2,251
Net income	$4,156	$3,411	$12,592	$11,017

Basic Earnings Per Share
Class A common stock	$2.00	$1.60	$6.03	$5.15
Class B common stock	$3.20	$2.59	$9.65	$8.33
Class C common stock	$8.00	$6.42	$24.10	$20.58

Basic Weighted-average Shares Outstanding
Class A common stock	1,614	1,642	1,623	1,655
Class B common stock	245	245	245	245
Class C common stock	10	10	10	10

Diluted Earnings Per Share
Class A common stock	$2.00	$1.60	$6.02	$5.14
Class B common stock	$3.19	$2.59	$9.64	$8.33
Class C common stock	$7.99	$6.41	$24.08	$20.56

Diluted Weighted-average Shares Outstanding
Class A common stock	2,080	2,129	2,092	2,143
Class B common stock	245	245	245	245
Class C common stock	10	10	10	10
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$4,156	$3,411	$12,592	$11,017
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(18)	(43)	33	(93)
Income tax effect	4	10	(7)	20
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	1	—	6	(1)
Income tax effect	—	—	(1)	—
Reclassification adjustments	3	—	7	2
Income tax effect	(1)	—	(1)	—
Derivative instruments:
Net unrealized gain (loss)	(4)	348	(195)	539
Income tax effect	5	(68)	36	(103)
Reclassification adjustments	18	(9)	17	(48)
Income tax effect	(10)	—	(17)	4
Foreign currency translation adjustments	14	(1,100)	1,513	(2,023)
Other comprehensive income (loss), net of tax	12	(862)	1,391	(1,703)
Comprehensive income	$4,168	$2,549	$13,983	$9,314
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2023
	Preferred Stock			Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount	Shares	Amount
	(in millions, except per share data)
Balance as of March 31, 2023	5		$1,885	1,874	$20,095	$(35)	$17,610	$(990)	$38,565
Net income							4,156		4,156
Other comprehensive income (loss), net of tax								12	12
VE territory covered losses incurred						(6)			(6)
Recovery through conversion rate adjustment			(16)			16			—
Conversion to class A common stock upon sales into public market	—	(1)	(83)	1	83				—
Share-based compensation expense					191				191
Stock issued under equity plans				1	71				71
Restricted stock and performance-based shares settled in cash for taxes				(1)	(7)				(7)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock							(937)		(937)
Repurchase of class A common stock				(13)	(143)		(2,921)		(3,064)
Balance as of June 30, 2023	5		$1,786	1,862	$20,290	$(25)	$17,908	$(978)	$38,981
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2023
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890	$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income								12,592		12,592
Other comprehensive income (loss), net of tax									1,391	1,391
VE territory covered losses incurred							(21)			(21)
Recovery through conversion rate adjustment			(30)				31			1
Conversion to class A common stock upon sales into public market	—	(2)	(508)		8	508				—
Share-based compensation expense						591				591
Stock issued under equity plans					4	189				189
Restricted stock and performance-based shares settled in cash for taxes					(1)	(125)				(125)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock								(2,823)		(2,823)
Repurchase of class A common stock					(39)	(418)		(7,977)		(8,395)
Balance as of June 30, 2023	5		$1,786	(1)	1,862	$20,290	$(25)	$17,908	$(978)	$38,981
(1)As of June 30, 2023 and September 30, 2022, the book value of series A preferred stock was $544 million and $1.0 billion, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended June 30, 2022
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of March 31, 2022	5		$2,987	1,903		$18,876	$(120)	$14,651	$(405)	$35,989
Net income								3,411		3,411
Other comprehensive income (loss), net of tax									(862)	(862)
VE territory covered losses incurred							(15)			(15)
Recovery through conversion rate adjustment			(112)				112			—
Conversion to class A common stock upon sales into public market	—	(1)	(24)	1		24				—
Share-based compensation expense						152				152
Stock issued under equity plans				—	(1)	40				40
Restricted stock and performance-based shares settled in cash for taxes				—	(1)	(1)				(1)
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock								(798)		(798)
Repurchase of class A common stock				(12)		(129)		(2,304)		(2,433)
Balance as of June 30, 2022	5		$2,851	1,892		$18,962	$(23)	$14,960	$(1,267)	$35,483
(1)Increase or decrease is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2022
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2021	5		$3,080	1,932		$18,855	$(133)	$15,351	$436	$37,589
Net income								11,017		11,017
Other comprehensive income (loss), net of tax									(1,703)	(1,703)
VE territory covered losses incurred							(31)			(31)
Recovery through conversion rate adjustment			(141)				141			—
Conversion to class A common stock upon sales into public market	—	(1)	(88)	2		88				—
Share-based compensation expense						470				470
Stock issued under equity plans				4		153				153
Restricted stock and performance-based shares settled in cash for taxes				—	(1)	(117)				(117)
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock								(2,409)		(2,409)
Repurchase of class A common stock				(46)		(487)		(8,999)		(9,486)
Balance as of June 30, 2022	5		$2,851	1,892		$18,962	$(23)	$14,960	$(1,267)	$35,483
(1)Increase or decrease is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2023	2022
	(in millions)
Operating Activities
Net income	$12,592	$11,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	8,858	7,435
Share-based compensation expense	591	470
Depreciation and amortization of property, equipment, technology and intangible assets	696	635
Deferred income taxes	(253)	(203)
VE territory covered losses incurred	(21)	(31)
(Gains) losses on equity investments, net	111	142
Other	(7)	(71)
Change in operating assets and liabilities:
Settlement receivable	(373)	(248)
Accounts receivable	(228)	(80)
Client incentives	(8,188)	(7,038)
Other assets	(66)	(455)
Accounts payable	(51)	(29)
Settlement payable	114	886
Accrued and other liabilities	(34)	37
Accrued litigation	87	506
Net cash provided by (used in) operating activities	13,828	12,973
Investing Activities
Purchases of property, equipment and technology	(754)	(675)
Investment securities:
Purchases	(2,817)	(4,415)
Proceeds from maturities and sales	2,410	2,580
Acquisitions, net of cash and restricted cash acquired	—	(1,945)
Purchases of other investments	(81)	(68)
Settlement of derivative instruments	402	—
Other investing activities	22	128
Net cash provided by (used in) investing activities	(818)	(4,395)
Financing Activities
Repurchase of class A common stock	(8,350)	(9,486)
Repayments of debt	(2,250)	—
Dividends paid	(2,823)	(2,409)
Proceeds from issuance of senior notes	—	3,218
Cash proceeds from issuance of class A common stock under equity plans	189	153
Restricted stock and performance-based shares settled in cash for taxes	(125)	(117)
Other financing activities	167	(15)
Net cash provided by (used in) financing activities	(13,192)	(8,656)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	844	(725)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	662	(803)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	20,377	19,799
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$21,039	$18,996
Supplemental Disclosure
Cash paid for income taxes, net	$3,013	$2,891
Interest payments on debt	$568	$548
Accruals related to purchases of property, equipment and technology	$87	$34

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
Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company consolidates its majority-owned and controlled entities, including variable interest entities (VIEs) for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its unaudited consolidated financial statements as of and for the periods presented. Intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements are presented in accordance with U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to Visa’s Annual Report on Form 10-K for the year ended September 30, 2022 for additional disclosures, including a summary of the Company’s significant accounting policies.
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
Recently Adopted Accounting Pronouncement. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Subsequently, the FASB also issued amendments to this standard. The amendments in the ASU are effective upon issuance through December 31, 2024. During the prior quarter, the Company adopted certain optional expedients provided in this ASU in relation to contract modifications and hedge accounting. The adoption did not have a material impact on the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 2—Acquisitions
Pending Acquisition
In June 2023, Visa entered into a definitive agreement to acquire Pismo Holdings, a cloud-native issuer processing and core banking platform with operations in Latin America, Asia Pacific and Europe, for $1.0 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory reviews and approvals.

Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Service revenues	$3,668	$3,189	$10,950	$9,903
Data processing revenues	4,105	3,579	11,751	10,673
International transaction revenues	2,920	2,560	8,466	6,942
Other revenues	597	517	1,735	1,440
Client incentives	(3,167)	(2,570)	(8,858)	(7,435)
Net revenues	$8,123	$7,275	$24,044	$21,523

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
U.S.	$3,443	$3,170	$10,550	$9,427
International	4,680	4,105	13,494	12,096
Net revenues	$8,123	$7,275	$24,044	$21,523
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	June 30, 2023	September 30, 2022
	(in millions)
Cash and cash equivalents	$15,590	$15,689
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,627	1,449
Customer collateral	2,907	2,342
Prepaid expenses and other current assets	915	897
Cash, cash equivalents, restricted cash and restricted cash equivalents	$21,039	$20,377

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Nine Months Ended June 30,
	2023	2022
	(in millions)
Balance at beginning of period	$1,449	$894
Deposits into the U.S. litigation escrow account	850	850
Payments to opt-out merchants(1), net of interest earned on escrow funds	(672)	(261)
Balance at end of period	$1,627	$1,483
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2022	$460	$812	$(35)
VE territory covered losses incurred(1)	—	—	(21)
Recovery through conversion rate adjustment(2)	(19)	(11)	31
Balance as of June 30, 2023	$441	$801	$(25)

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2021	$1,071	$1,523	$(133)
VE territory covered losses incurred(1)	—	—	(31)
Recovery through conversion rate adjustment	(135)	(6)	141
Balance as of June 30, 2022	$936	$1,517	$(23)
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
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets:

	June 30, 2023		September 30, 2022
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$1,730	$441	$1,309	$460
Series C preferred stock	2,721	801	2,044	812
Total	4,451	1,242	3,353	1,272
Less: right to recover for covered losses	(25)	(25)	(35)	(35)
Total recovery for covered losses available	$4,426	$1,217	$3,318	$1,237
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of June 30, 2023, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.937 and 3.629, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $237.48, Visa’s class A common stock closing stock price.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2023	September 30, 2022	June 30, 2023	September 30, 2022
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$12,605	$11,736	$—	$—
U.S. Treasury securities	175	799	—	—
Investment securities:
Marketable equity securities	347	437	—	—
U.S. government-sponsored debt securities	—	—	1,153	457
U.S. Treasury securities	3,788	4,005	—	—
Other current and non-current assets:
Money market funds	23	22	—	—
Derivative instruments	—	—	197	1,131
Total	$16,938	$16,999	$1,350	$1,588
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$181	$146	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	482	418
Total	$181	$146	$482	$418
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,155	$—	$(2)	$1,153
U.S. Treasury securities	4,062	—	(99)	3,963
Total	$5,217	$—	$(101)	$5,116

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$458	$—	$(1)	$457
U.S. Treasury securities	4,937	—	(133)	4,804
Total	$5,395	$—	$(134)	$5,261
Debt securities with unrealized losses for less than 12 months and 12 months or greater were as follows:

	June 30, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$584	$(2)	$—	$—
U.S. Treasury securities	1,524	(17)	2,165	(82)
Total	$2,108	$(19)	$2,165	$(82)

	September 30, 2022
	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$408	$(1)
U.S. Treasury securities	3,507	(133)
Total	$3,915	$(134)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

June 30, 2023
(in millions)
Due within one year	$2,994
Due after 1 year through 5 years	2,122
Total	$5,116
Equity Securities
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. These investments are measured at fair value on a non-recurring basis and are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity and the fact that significant inputs used to measure fair value are unobservable and require management’s judgment.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of June 30, 2023 including cumulative unrealized gains and losses:

June 30, 2023
(in millions)
Initial cost basis	$764
Adjustments:
Upward adjustments	899
Downward adjustments (including impairment)	(431)
Carrying amount, end of period	$1,232
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Upward adjustments	$75	$5	$94	$231
Downward adjustments (including impairment)	$—	$(284)	$(86)	$(337)
For the three months ended June 30, 2023 and 2022, the Company recognized net unrealized gains of $96 million and net unrealized losses of $278 million, respectively, on marketable and non-marketable equity securities still held as of quarter end. For the nine months ended June 30, 2023 and 2022, the Company recognized net unrealized losses of $85 million and $262 million, respectively, on marketable and non-marketable equity securities still held as of quarter end.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of June 30, 2023, the carrying value and estimated fair value of debt was $20.6 billion and $18.6 billion, respectively. As of September 30, 2022, the carrying value and estimated fair value of debt was $22.5 billion and $19.9 billion, respectively.
Other financial instruments not measured at fair value. As of June 30, 2023, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2023, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of June 30, 2023.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 7—Debt
The Company had outstanding debt as follows:

	June 30, 2023	September 30, 2022	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
2.80% Senior Notes due December 2022	$—	$2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,478	1,325	1.71%
2.00% Senior Notes due June 2029	1,094	982	2.13%
2.375% Senior Notes due June 2034	711	638	2.53%
Total debt	21,033	22,945
Unamortized discounts and debt issuance costs	(164)	(173)
Hedge accounting fair value adjustments(2)	(309)	(322)
Total carrying value of debt	$20,560	$22,450

Reported as:
Current maturities of debt	$—	$2,250
Long-term debt	20,560	20,200
Total carrying value of debt	$20,560	$22,450
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.
Senior Notes
During the nine months ended June 30, 2023, the Company repaid $2.25 billion of principal upon maturity of its senior notes due December 2022.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
During the nine months ended June 30, 2023, the Company designated €1.8 billion of the Euro-denominated fixed-rate senior notes (Euro Notes) issued in June 2022 as a hedge against a portion of the Company’s Euro-denominated net investment in Visa Europe. As of June 30, 2023, all of the €3.0 billion Euro Notes were designated as a net investment hedge.
Credit Facility
In May 2023, the Company entered into an amended and restated credit agreement for a 5 year, unsecured $7.0 billion revolving credit facility, which will expire in May 2028. Interest on borrowings will be charged at the applicable reference rate or an alternative base rate as defined in the credit agreement based on the currency and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
type of the borrowing, plus an applicable margin based on the applicable credit rating of the Company’s senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. As of June 30, 2023, the Company was in compliance with all related covenants. This credit facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. As of June 30, 2023 and September 30, 2022, the Company had no amounts outstanding under the credit facility.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the nine months ended June 30, 2023, the Company’s maximum daily settlement exposure was $125.6 billion and the average daily settlement exposure was $76.3 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	June 30, 2023	September 30, 2022
	(in millions)
Restricted cash and restricted cash equivalents	$2,907	$2,342
Pledged securities at market value	408	213
Letters of credit	1,717	1,582
Guarantees	1,094	950
Total	$6,126	$5,087

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis, were as follows:

	June 30, 2023					September 30, 2022
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		8	—	(2)	100.0000		16
Series B preferred stock	2		2.9370		7	2		2.9710		7
Series C preferred stock	3		3.6290		11	3		3.6450		12
Class A common stock	1,607		—		1,607	1,635		—		1,635
Class B common stock	245		1.5902	(3)	390	245		1.6059	(3)	394
Class C common stock	10		4.0000		38	10		4.0000		39
Total					2,061					2,103
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
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	Nine Months Ended June 30,
	2023	2022
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	4	4
Effective price per share(1)	$219.70	$205.06
Deposits into the U.S. litigation escrow account	$850	$850
(1)Effective price per share for the period represents the weighted-average price calculated using the effective prices per share of the respective adjustments made during the period. Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificate of incorporation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Nine Months Ended June 30, 2023				Nine Months Ended June 30, 2022
	Series B		Series C		Series B	Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	1	—	(1)
Effective price per share(2)	$219.12		$215.28		$203.08	$202.55
Recovery through conversion rate adjustment	$19		$11		$135	$6
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for the period represents the weighted-average price calculated using the effective prices per share of the respective adjustments made during the period. Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Shares repurchased in the open market(1)	13	12	39	46
Average repurchase cost per share(2)	$229.00	$202.81	$214.44	$208.30
Total cost(2)	$3,064	$2,433	$8,395	$9,486
(1)Shares repurchased in the open market reflect repurchases that settled during the three and nine months ended June 30, 2023 and 2022, respectively. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes.
In October 2022, the Company’s board of directors authorized a $12.0 billion share repurchase program. This authorization has no expiration date. As of June 30, 2023, the Company’s repurchase program had remaining authorized funds of $8.8 billion. All share repurchase programs authorized prior to October 2022 have been completed.
Dividends. During the three months ended June 30, 2023 and 2022, the Company declared and paid dividends of $937 million and $798 million, respectively. During the nine months ended June 30, 2023 and 2022, the Company declared and paid dividends of $2.8 billion and $2.4 billion, respectively. On July 25, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), payable on September 1, 2023, to all holders of record as of August 11, 2023.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 10—Earnings Per Share

The following table presents earnings per share for the three months ended June 30, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,228	1,614	$2.00	$4,156	2,080	(3)	$2.00
Class B common stock	785	245	$3.20	$784	245		$3.19
Class C common stock	77	10	$8.00	$76	10		$7.99
Participating securities	66	Not presented	Not presented	$66	Not presented		Not presented
Net income	$4,156
The following table presents earnings per share for the nine months ended June 30, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$9,778	1,623	$6.03	$12,592	2,092	(3)	$6.02
Class B common stock	2,369	245	$9.65	$2,366	245		$9.64
Class C common stock	233	10	$24.10	$233	10		$24.08
Participating securities	212	Not presented	Not presented	$211	Not presented		Not presented
Net income	$12,592
The following table presents earnings per share for the three months ended June 30, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,634	1,642	$1.60	$3,411	2,129	(3)	$1.60
Class B common stock	637	245	$2.59	$636	245		$2.59
Class C common stock	64	10	$6.42	$64	10		$6.41
Participating securities	76	Not presented	Not presented	$76	Not presented		Not presented
Net income	$3,411

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents earnings per share for the nine months ended June 30, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$8,518	1,655	$5.15	$11,017	2,143	(3)	$5.14
Class B common stock	2,046	245	$8.33	$2,044	245		$8.33
Class C common stock	207	10	$20.58	$207	10		$20.56
Participating securities	246	Not presented	Not presented	$246	Not presented		Not presented
Net income	$11,017
(1)The weighted-average number of shares of as-converted class B common stock used in the income allocation was 393 million for the three and nine months ended June 30, 2023, and 397 million and 398 million for the three and nine months ended June 30, 2022, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 38 million and 39 million for the three and nine months ended June 30, 2023, respectively, and 40 million for the three and nine months ended June 30, 2022. The weighted-average number of shares of preferred stock included within participating securities was 8 million and 10 million of as-converted series A preferred stock for the three and nine months ended June 30, 2023, respectively, and 6 million of as-converted series A preferred stock for the three and nine months ended June 30, 2022, 7 million of as-converted series B preferred stock for the three and nine months ended June 30, 2023 and 15 million and 16 million of as-converted series B preferred stock for the three and nine months ended June 30, 2022, respectively and 11 million of as-converted series C preferred stock for the three and nine months ended June 30, 2023 and 22 million of as-converted series C preferred stock for the three and nine months ended June 30, 2022.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three and nine months ended June 30, 2023 and 2022.
Note 11—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) during the nine months ended June 30, 2023:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	798,017	$58.56	$211.09
Restricted stock units	3,130,396	$210.81
Performance-based shares(1)	551,818	$221.32
(1)Represents the maximum number of performance-based shares which could be earned.
For the three months ended June 30, 2023 and 2022, the Company recorded share-based compensation expense related to the EIP of $184 million and $145 million, respectively. For the nine months ended June 30, 2023 and 2022, the Company recorded share-based compensation expense related to the EIP of $568 million and $447 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 12—Income Taxes
For the three and nine months ended June 30, 2023, the effective income tax rates were 19% and 18%, respectively, and for the three and nine months ended June 30, 2022, the effective income tax rates were 11% and 17%, respectively. The difference in the effective tax rates is primarily due to the following:
•During the nine months ended June 30, 2023, a $142 million tax benefit related to prior years due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination; and
•During the three months ended June 30, 2022, a $176 million tax benefit related to prior years due to a decrease in the state apportionment ratio as a result of a tax position taken related to a ruling.
During the three and nine months ended June 30, 2023, the Company’s gross unrecognized tax benefits increased by $615 million and $593 million, respectively. The Company’s net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate, increased by $315 million and $192 million, respectively. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions, including refund claims filed during the quarter. Additionally, the nine month period reflects the change in unrecognized tax benefits related to the reassessment mentioned above.
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
The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2023	2022
	(in millions)
Balance at beginning of period	$1,456	$983
Provision for uncovered legal matters	1	2
Provision for covered legal matters	808	878
Payments for legal matters	(720)	(377)
Balance at end of period	$1,545	$1,486
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2023	2022
	(in millions)
Balance at beginning of period	$1,441	$881
Provision for interchange multidistrict litigation	797	861
Payments for U.S. covered litigation	(699)	(262)
Balance at end of period	$1,539	$1,480
During the three and nine months ended June 30, 2023, the Company recorded additional accruals of $456 million and $797 million, respectively, and deposited $500 million and $850 million, respectively, into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The U.S. covered litigation accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2023	2022
	(in millions)
Balance at beginning of period	$11	$102
Provision for VE territory covered litigation	11	17
Payments for VE territory covered litigation	(19)	(114)
Balance at end of period	$3	$5

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Putative Class Actions
On March 15, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the final approval of the Amended Settlement Agreement by the district court.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 70% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs. Additional summary judgment motions were filed by plaintiffs and defendants in an individual merchant action.
On July 14, 2023, Block, Inc. filed a lawsuit against Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated, and Mastercard International Incorporated in the U.S. District Court for the Eastern District of New York, generally pursuing claims on allegations similar to those raised in MDL 1720. Square, a business unit of Block, Inc., previously submitted a request to opt out of the Amended Settlement Agreement. The parties have requested reassignment of the case to the judge presiding over MDL 1720 for inclusion in MDL 1720.
Consumer Interchange Litigation
On December 30, 2022, a putative class action was filed in California state court against Visa, Mastercard, and certain financial institutions on behalf of all Visa and Mastercard cardholders in California who made a purchase using a Visa-branded or Mastercard-branded payment card in California from January 1, 2004. Plaintiffs primarily allege a conspiracy to fix interchange fees and seek injunctive relief, attorneys’ fees and damages as direct and indirect purchasers based on alleged violations of California law. On January 11, 2023, plaintiffs filed an amended complaint asserting the same claims as asserted in the prior complaint. On January 30, 2023, Visa removed the action to federal court. On February 10, 2023, the Judicial Panel on Multidistrict Litigation issued an order transferring the case to MDL 1720. On June 15, 2023, plaintiffs’ motion to remand the case to California state court was denied, and plaintiffs have appealed.
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
On June 8, 2023, the UK Competition Appeal Tribunal denied class certification in the two class action claims.
Other Litigation
Visa’s motion challenging jurisdiction in the class action regarding interchange on cross-border transactions and the Honor All Cards rule in Israel was denied.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Other Litigation
U.S. ATM Access Fee Litigation
On July 25, 2023, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the district court’s class certification decisions.
European Commission Staged Digital Wallets Investigation
On February 16, 2023, the European Commission (EC) notified Visa that the matter has been closed.
German ATM Litigation
On July 6, 2023, one of the challenges to the jurisdiction of the German courts was denied.
EMV Chip Liability Shift
On November 30, 2022, Visa, jointly with other defendants, served a motion for summary judgment regarding the claims in the amended complaint and a motion to decertify the class.
U.S. Department of Justice Civil Investigative Demand (2021)
On January 4, 2023 and May 2, 2023, the Antitrust Division of the U.S. Department of Justice (Division) issued further Civil Investigative Demands seeking additional documents and information focusing on U.S. debit and competition with other payment methods and networks. Visa is cooperating with the Division in connection with the investigation.
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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages and per share data)
Net revenues	$8,123	$7,275	12%	$24,044	$21,523	12%
Operating expenses	$3,099	$3,127	(1%)	$8,594	$7,797	10%
Net income	$4,156	$3,411	22%	$12,592	$11,017	14%
Diluted earnings per share	$2.00	$1.60	25%	$6.02	$5.14	17%

Non-GAAP operating expenses(2)	$2,578	$2,353	10%	$7,598	$6,755	12%
Non-GAAP net income(2)	$4,499	$4,206	7%	$13,464	$11,943	13%
Non-GAAP diluted earnings per share(2)	$2.16	$1.98	9%	$6.44	$5.57	16%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Disruption in the Banking Sector. During the nine months ended June 30, 2023, certain U.S. banks failed, which caused volatility in the global financial markets. These events did not have an impact on our operating results. We continuously monitor and manage balance sheet and operational risks from clients in our portfolio, including their settlement obligations.
Russia & Ukraine. During the quarter ended March 31, 2022, economic sanctions were imposed on Russia by the U.S., European Union, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. In March 2022, we suspended our operations in Russia and as a result, are no longer generating revenue from domestic and cross-border activities related to Russia. For the nine months ended June 30, 2022, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, was approximately 3% of our consolidated net revenues.
The continuing effects of the recent liquidity issues at certain financial institutions and the war in Ukraine are difficult to predict due to numerous uncertainties identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first nine months of fiscal 2023. For the three and nine months ended June 30, 2023, net revenues increased 12% over each prior-year comparable period, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. During the three and nine months ended June 30, 2023, exchange rate movements lowered our net revenues growth by approximately one percentage point and two percentage points, respectively. See Results of Operations—Net Revenues below for further discussion.
For the three months ended June 30, 2023, GAAP operating expenses decreased 1% over the prior-year comparable period, primarily due to lower litigation provision, largely offset by higher expense related to personnel. For the nine months ended June 30, 2023, GAAP operating expenses increased 10% over the prior-year comparable period, primarily due to higher expense related to personnel. See Results of Operations—Operating Expenses below for further discussion. During the nine months ended June 30, 2023, exchange rate movements lowered our operating expense growth by approximately one percentage point.

For the three and nine months ended June 30, 2023, non-GAAP operating expenses increased 10% and 12% over the prior-year comparable periods, respectively, primarily due to higher expense related to personnel. For the nine months ended June 30, 2023, non-GAAP operating expenses also included higher general and administrative expense.
Pending acquisition. In June 2023, we entered into a definitive agreement to acquire Pismo Holdings (Pismo), a cloud-native issuer processing and core banking platform with operations in Latin America, Asia Pacific and Europe, for $1.0 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory reviews and approvals.
Interchange multidistrict litigation. During the nine months ended June 30, 2023, we recorded additional accruals of $797 million to address claims associated with the interchange multidistrict litigation. We also made deposits of $850 million into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. In October 2022, our board of directors authorized a $12.0 billion share repurchase program. During the nine months ended June 30, 2023, we repurchased 39 million shares of our class A common stock in the open market for $8.4 billion. As of June 30, 2023, our repurchase program had remaining authorized funds of $8.8 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Litigation provision. During the three months ended June 30, 2023 and 2022, we recorded additional accruals to address claims associated with the interchange multidistrict litigation of $456 million and $716 million, respectively, and related tax benefit of $101 million and $159 million, respectively, determined by applying applicable tax rates. During the nine months ended June 30, 2023 and 2022, we recorded additional accruals to address claims associated with the interchange multidistrict litigation of $797 million and $861 million, respectively, and related tax benefit of $177 million and $191 million, respectively, determined by applying applicable tax rates. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B common stock convert into shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.

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

	Three Months Ended June 30, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$3,099	$122	$990	19.2%	$4,156	$2.00
(Gains) losses on equity investments, net	—	(85)	(18)		(67)	(0.03)
Amortization of acquired intangible assets	(41)	—	9		32	0.02
Acquisition-related costs	(24)	—	1		23	0.01
Litigation provision	(456)	—	101		355	0.17
Non-GAAP	$2,578	$37	$1,083	19.4%	$4,499	$2.16

	Nine Months Ended June 30, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$8,594	$(49)	$2,809	18.2%	$12,592	$6.02
(Gains) losses on equity investments, net	—	111	25		86	0.04
Amortization of acquired intangible assets	(130)	—	28		102	0.05
Acquisition-related costs	(69)	—	5		64	0.03
Litigation provision	(797)	—	177		620	0.30
Non-GAAP	$7,598	$62	$3,044	18.4%	$13,464	$6.44

	Three Months Ended June 30, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$3,127	$(319)	$418	10.9%	$3,411	$1.60
(Gains) losses on equity investments, net	—	246	54		192	0.09
Amortization of acquired intangible assets	(44)	—	10		34	0.02
Acquisition-related costs	(14)	—	2		12	0.01
Litigation provision	(716)	—	159		557	0.26
Non-GAAP	$2,353	$(73)	$643	13.3%	$4,206	$1.98

	Nine Months Ended June 30, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$7,797	$(458)	$2,251	17.0%	$11,017	$5.14
(Gains) losses on equity investments, net	—	142	40		102	0.05
Amortization of acquired intangible assets	(77)	—	17		60	0.03
Acquisition-related costs	(44)	—	6		38	0.02
Litigation provision	(861)	—	191		670	0.31
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$6,755	$(316)	$2,509	17.4%	$11,943	$5.57
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

The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2023	2022	% Change(2)	2023	2022	% Change(2)	2023	2022	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$530	$487	9%	$697	$658	6%	$1,228	$1,145	7%
Consumer debit(3)	699	637	10%	654	661	(1%)	1,353	1,298	4%
Commercial(4)	241	214	13%	136	122	12%	376	335	12%
Total nominal payments volume(2)	$1,470	$1,337	10%	$1,487	$1,441	3%	$2,957	$2,778	6%
Cash volume(5)	149	143	4%	448	462	(3%)	596	605	(1%)
Total nominal volume(2),(6)	$1,619	$1,480	9%	$1,934	$1,903	2%	$3,553	$3,383	5%

	U.S.			International			Visa Inc.
	Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)
	2023	2022	% Change(2)	2023	2022	% Change(2)	2023	2022	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,650	$1,492	11%	$2,078	$2,018	3%	$3,728	$3,510	6%
Consumer debit(3)	2,088	1,929	8%	1,954	2,087	(6%)	4,042	4,016	1%
Commercial(4)	735	638	15%	403	368	9%	1,138	1,006	13%
Total nominal payments volume(2)	$4,473	$4,058	10%	$4,435	$4,473	(1%)	$8,908	$8,532	4%
Cash volume(5)	454	475	(4%)	1,365	1,472	(7%)	1,820	1,947	(7%)
Total nominal volume(2),(6)	$4,927	$4,534	9%	$5,800	$5,945	(2%)	$10,727	$10,479	2%
The following table presents the change in nominal and constant payments and cash volume:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended March 31, 2023 vs. 2022(1),(2)		Three Months Ended March 31, 2023 vs. 2022(1),(2)		Nine Months Ended March 31, 2023 vs. 2022(1),(2)		Nine Months Ended March 31, 2023 vs. 2022(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	6%	14%	7%	12%	3%	13%	6%	12%
Consumer debit growth(3)	(1%)	5%	4%	7%	(6%)	1%	1%	5%
Commercial growth(4)	12%	21%	12%	15%	9%	22%	13%	17%
Total payments volume growth	3%	10%	6%	10%	(1%)	8%	4%	9%
Cash volume growth(5)	(3%)	2%	(1%)	3%	(7%)	(1%)	(7%)	(2%)
Total volume growth	2%	8%	5%	9%	(2%)	6%	2%	7%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2023 and 2022, respectively, were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2023 and 2022, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table presents the number of processed transactions:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
Visa processed transactions	54,034	49,279	10%	156,615	141,645	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenues
The following table presents our net revenues earned in the U.S. and internationally:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
U.S.	$3,443	$3,170	9%	$10,550	$9,427	12%
International	4,680	4,105	14%	13,494	12,096	12%
Net revenues	$8,123	$7,275	12%	$24,044	$21,523	12%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased over the three and nine-month prior-year comparable periods primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. During the three and nine months ended June 30, 2023, exchange rate movements lowered our net revenues growth by approximately one percentage point and two percentage points, respectively.
The following table presents the components of our net revenues:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
Service revenues	$3,668	$3,189	15%	$10,950	$9,903	11%
Data processing revenues	4,105	3,579	15%	11,751	10,673	10%
International transaction revenues	2,920	2,560	14%	8,466	6,942	22%
Other revenues	597	517	15%	1,735	1,440	20%
Client incentives	(3,167)	(2,570)	23%	(8,858)	(7,435)	19%
Net revenues	$8,123	$7,275	12%	$24,044	$21,523	12%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 6% and 4% growth in nominal payments volume over the three and nine-month prior-year comparable periods, respectively, and due to business mix. Service revenues increased over the nine month prior-year comparable period despite the impact of our suspension of operations in Russia.
•Data processing revenues increased primarily due to overall growth in processed transactions of 10% and 11% over the three and nine-month prior-year comparable periods, respectively, growth in value added services and select pricing modifications. Data processing revenues increased over the nine month prior-year comparable period despite the impact of our suspension of operations in Russia.
•International transaction revenues increased over the three month prior-year comparable period primarily due to growth in nominal cross-border volumes of 22%, excluding transactions within Europe, and select pricing modifications, partially offset by business mix and lower volatility of a broad range of currencies. International transaction revenues increased over the nine month prior-year comparable period primarily due to growth in nominal cross-border volumes of 23%, excluding transactions within Europe, and select pricing modifications, partially offset by business mix.
•Other revenues increased over the three month prior-year comparable period primarily due to select pricing modifications and growth in value added services revenues tied to consulting services. Other revenues increased over the nine month prior-year comparable period due to growth in value added services tied to marketing and consulting services, select pricing modifications and acquisition-related revenues.
•Client incentives increased primarily due to growth in payments volume over the three and nine-month prior-year comparable periods. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
Personnel	$1,481	$1,283	15%	$4,333	$3,634	19%
Marketing	297	313	(5%)	938	907	3%
Network and processing	182	178	2%	539	558	(3%)
Professional fees	133	117	13%	372	342	9%
Depreciation and amortization	235	230	3%	696	635	10%
General and administrative	314	289	9%	918	856	7%
Litigation provision	457	717	(36%)	798	865	(8%)
Total operating expenses	$3,099	$3,127	(1%)	$8,594	$7,797	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased during the three and nine months ended June 30, 2023 primarily due to higher number of employees and compensation, reflecting our strategy to invest in future growth, including acquisitions.
•Marketing expenses increased during the nine months ended June 30, 2023 primarily due to increased spending in various campaigns, including the FIFA World Cup 2022TM and client marketing. The increase was partially offset by the absence of spending for the Olympic and Paralympic Winter Games Beijing 2022 in the current period.
•Depreciation and amortization expenses increased during the nine months ended June 30, 2023 primarily due to additional depreciation and amortization from our on-going investments and acquisitions.
•General and administrative expenses increased during the three and nine months ended June 30, 2023 primarily due to higher usage of travel related card benefits, an increase in travel expenses and unfavorable foreign currency fluctuations. The increase during the nine months ended June 30, 2023 was partially offset by the absence of expenses as a result of the suspension of our operations in Russia.
•Litigation provision decreased during the three and nine months ended June 30, 2023 primarily due to lower accruals related to the U.S. covered litigation. See Note 13—Legal Matters to our unaudited consolidated financial statements.

Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change(1)	2023	2022	% Change(1)
	(in millions, except percentages)
Interest expense	$(182)	$(111)	64%	$(461)	$(379)	22%
Investment income (expense) and other	304	(208)	(246%)	412	(79)	(625%)
Total non-operating income (expense)	$122	$(319)	(138%)	$(49)	$(458)	(89%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased during the three months ended June 30, 2023 primarily driven by losses from derivative instruments and higher interest related to income tax liabilities. Interest expense increased during the nine months ended June 30, 2023 primarily driven by losses from derivative instruments, partially offset by lower interest related to indirect taxes.
•Investment income (expense) and other increased during the three months ended June 30, 2023, primarily due to gains on our investments and higher interest income on our cash and investments. Investment income (expense) and other increased during the nine months ended June 30, 2023, primarily due to higher interest income on our cash and investments and lower losses on our investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Effective income tax rate	19%	11%	18%	17%
The difference in the effective tax rates is primarily due to the following:
•During the nine months ended June 30, 2023, a $142 million tax benefit related to prior years due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination; and
•During the three months ended June 30, 2022, a $176 million tax benefit related to prior years due to a decrease in the state apportionment ratio as a result of a tax position taken related to a ruling.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2023	2022
	(in millions)
Total cash provided by (used in):
Operating activities	$13,828	$12,973
Investing activities	(818)	(4,395)
Financing activities	(13,192)	(8,656)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	844	(725)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$662	$(803)
Operating activities. Cash provided by operating activities for the nine months ended June 30, 2023 was higher than the prior-year comparable period primarily due to growth in our underlying business, partially offset by higher incentive and litigation payments.
Investing activities. Cash used in investing activities for the nine months ended June 30, 2023 was lower than the prior-year comparable period primarily due to the absence of cash paid for acquisitions, lower purchases of investment securities and cash received from the settlement of net investment hedge derivative instruments in the current year.
Financing activities. Cash used in financing activities for the nine months ended June 30, 2023 was higher than the prior-year comparable period primarily due to the absence of proceeds from the issuance of senior notes, the principal debt payment upon maturity of our December 2022 senior notes and higher dividends paid, partially offset by lower share repurchases. See Note 7—Debt and Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Credit facility extension. In May 2023, we entered into an amended and restated credit agreement for a 5 year, unsecured $7.0 billion revolving credit facility, which will expire in May 2028. See Note 7—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2022, except as discussed below.
Common stock repurchases. During the nine months ended June 30, 2023, we repurchased shares of our class A common stock in the open market for $8.4 billion. As of June 30, 2023, our repurchase program had remaining authorized funds of $8.8 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

Dividends. During the nine months ended June 30, 2023, we declared and paid $2.8 billion in dividends to holders of our common and preferred stock. On July 25, 2023, our board of directors declared a quarterly cash dividend of $0.45 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. During the nine months ended June 30, 2023, we repaid $2.25 billion of principal upon maturity of our December 2022 senior notes. See Note 7—Debt to our unaudited consolidated financial statements.
Pending acquisition. In June 2023, we entered into a definitive agreement to acquire Pismo for $1.0 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory reviews and approvals.
Litigation. During the nine months ended June 30, 2023, we deposited $850 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of June 30, 2023 was $1.6 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
April 1 - 30, 2023	2	$232.44	2	$11,237
May 1 - 31, 2023	6	$229.52	6	$9,923
June 1 - 30, 2023	5	$227.24	5	$8,819
Total	13	$229.19	13
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
(c) Trading Plans.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1+
Five Year Revolving Credit Agreement, amended and restated as of May 31, 2023, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein

10.2	Offer Letter and One-Time Cash Award Agreement, dated June 13, 2023, between Visa Inc. and Chris Suh	8-K	001-33977	99.2	6/20/2023

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	July 25, 2023	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2023	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chair, Chief Financial Officer (Principal Financial Officer)

Date:	July 25, 2023	By:	/s/ Peter M. Andreski
		Name:	Peter M. Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)