Form 10-K
period 2023-09-30
VISA INC.
filed 2023-11-15
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $364.9 billion. There is currently no established public trading market for the registrant’s class B common stock, or the registrant’s class C common stock.
As of November 8, 2023, there were 1,580,679,900 shares outstanding of the registrant’s class A common stock, 245,513,385 shares outstanding of the registrant’s class B common stock, and 9,453,068 shares outstanding of the registrant’s class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2023.

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

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows; the approval and implementation of the potential certificate of incorporation amendments and the potential exchange offers; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1, Item 1A, Item 7 and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Since Visa’s early days in 1958, we have been in the business of facilitating payments between consumers and businesses. We are focused on extending, enhancing and investing in our proprietary advanced transaction processing network, VisaNet, to offer a single connection point for facilitating payment transactions to multiple endpoints through various form factors. As a network of networks enabling global movement of money through all available networks, we are working to provide payment solutions and services for everyone, everywhere. Through our network, we offer products, solutions and services that facilitate secure, reliable and efficient money movement for participants in the ecosystem.
•We facilitate secure, reliable and efficient money movement among consumers, issuing and acquiring financial institutions and merchants. We have traditionally referred to this structure as the “four-party” model. Please see Our Core Business discussion below. As the payments ecosystem continues to evolve, we have broadened this model to include digital banks, digital wallets and a range of financial technology companies (fintechs), governments and non-governmental organizations (NGOs). We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet. During fiscal year 2023, 276 billion payments and cash transactions with Visa’s brand were processed by Visa or other networks, equating to an average of 757 million transactions per day. Of the 276 billion total transactions, 213 billion were processed by Visa.
•We offer a wide range of Visa-branded payment products that our clients, including 14,500 financial institutions, use to develop and offer payment solutions or services, including credit, debit, prepaid and cash access programs for individual, business and government account holders. During fiscal year 2023, Visa’s total payments and cash volume was $15 trillion, and 4.3 billion payment credentials, which are issued Visa card accounts that were available worldwide to be used at more than 130 million merchant locations.(1)
•We take an open partnership approach and seek to provide value by enabling access to our global network, including offering our technology capabilities through application programming interfaces (APIs). We partner with both traditional and emerging players to innovate and expand the payments ecosystem, allowing them to use the resources of our platform to scale and grow their businesses more quickly and effectively.
•We are accelerating the migration to digital payments through our network of networks strategy. We aim to provide a single connection point so that Visa clients can enable money movement for businesses, governments and consumers, regardless of which network is used to start or complete the transaction. This model ultimately helps to unify a complex payments ecosystem. Visa’s network of networks approach creates opportunities by facilitating person-to-person (P2P), business-to-consumer (B2C), business-to-business (B2B) and government-to-consumer (G2C) payments, in addition to consumer to business (C2B) payments.
•We provide value added services to our clients, including issuing solutions, acceptance solutions, risk and identity solutions, open banking and advisory services.
•We invest in and promote our brand to the benefit of our clients and partners through advertising, promotional and sponsorship initiatives with the International Olympic Committee, the International Paralympic Committee and the National Football League (NFL), among others. We also use these sponsorship assets to showcase our payment innovations.
(1) The number includes an estimated 30 million locations through payment facilitators, which are technology providers that provide payment acceptance services to merchants on behalf of acquirers. Data provided to Visa by acquiring institutions and other third parties as of June 30, 2023.

FISCAL YEAR 2023 KEY STATISTICS
(1)Please see Item 7 of this report for a reconciliation of our GAAP to non-GAAP financial results.
OUR CORE BUSINESS
In a typical Visa C2B payment transaction, the consumer purchases goods or services from a merchant using a Visa card or payment product. The merchant presents the transaction data to an acquirer, usually a bank or third-party processing firm that supports acceptance of Visa cards or payment products, for verification and processing. Through VisaNet, the acquirer presents the transaction data to Visa, which in turn sends the transaction data to the issuer to check the account holder’s account balance or credit line for authorization. After the transaction is authorized, the issuer posts the transaction to the consumer’s account and effectively pays the acquirer an amount equal to the value of the transaction, minus the interchange reimbursement fee. The acquirer pays the amount of the purchase, minus the merchant discount rate (MDR), to the merchant.
Visa earns revenue by facilitating money movement across more than 200 countries and territories among a global set of consumers, merchants, financial institutions and government entities through innovative technologies.

Our net revenues in fiscal year 2023 consisted of the following:

SERVICE REVENUES Earned for services provided in support of client usage of Visa payment services
OTHER REVENUES
Consist mainly of value added services related to advisory, marketing and certain card benefits; license fees for use of the Visa brand or technology; and fees for account holder services, certification and licensing

DATA PROCESSING REVENUES
Earned for authorization, clearing, settlement; value added services related to issuing, acceptance, and risk and identity solutions; network access; and other maintenance and support services that facilitate transaction and information processing among our clients globally

CLIENT INCENTIVES
Paid to financial institution clients, merchants and other business partners to grow payments volume; increase Visa product acceptance; win merchant routing transactions over to our network; and drive innovation

INTERNATIONAL TRANSACTION REVENUES Earned for cross-border transaction processing and currency conversion activities
(1)Figure may not recalculate exactly due to rounding.
Please see Item 7 and Note 1—Summary of Significant Accounting Policies included in Item 8 of this report, which include disclosures on how we earn and recognize our revenues.
Visa provides payment processing for both non-Visa-branded and Visa-branded card transactions. In the context of non-Visa-branded card transactions, we facilitate payment processing by providing gateway routing services to other payment networks. At the client’s request, we may provide authorization, clearing or settlement services on our network before or after we route the transaction to the other payments network. In those instances, Visa may earn data processing revenues for the specific services provided. In the context of Visa-branded card transactions on our network, we provide authorization, clearing and settlement services and may earn service, data processing, international transaction, or other revenues. Depending on applicable regulations, some payment processors may or may not use our network to process Visa-branded card transactions. If they use our network, we may earn service revenues and data processing revenues. If they do not use our network, we earn only service revenues.
Visa is not a financial institution. We do not issue cards, extend credit or set rates and fees for account holders of Visa products nor do we earn revenues from, or bear credit risk with respect to, any of these activities. Interchange reimbursement fees reflect the value merchants receive from accepting our products and play a key role in balancing the costs and benefits that account holders and merchants derive from participating in our payments networks. Generally, interchange reimbursement fees are paid by acquirers to issuers. We establish default interchange reimbursement fees that apply absent other established settlement terms. These default interchange reimbursement fees are set independently from the revenues we receive from issuers and acquirers. Our acquiring clients are responsible for setting the fees they charge to merchants for the MDR and for soliciting merchants. Visa sets fees to acquirers independently from any fees that acquirers may charge merchants. Therefore, the fees we receive from issuers and acquirers are not derived from interchange reimbursement fees or MDRs.

Visa’s strategy is to accelerate our revenue growth in consumer payments, new flows and value added services, and fortify the key foundations of our business model.
We seek to accelerate revenue growth in three primary areas — consumer payments, new flows and value added services.
Consumer Payments
We remain focused on moving trillions of dollars of consumer spending in cash and checks to cards and digital accounts on Visa’s network of networks.
Core Products
Visa’s growth has been driven by the strength of our core products — credit, debit and prepaid.
Credit: Credit cards and digital credentials allow consumers and businesses to access credit to pay for goods and services. Credit cards are affiliated with programs operated by financial institution clients, co-brand partners, fintechs and affinity partners.
Debit: Debit cards and digital credentials allow consumers and small businesses to purchase goods and services using funds held in their deposit accounts. Debit cards enable account holders to transact in person, online or via mobile without needing cash or checks and without accessing a line of credit. The Visa/PLUS Global ATM network also provides debit, credit and prepaid account holders with cash access, and other banking capabilities, in more than 200 countries and territories worldwide through issuing and acquiring partnerships with both financial institutions and independent ATM operators.

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
Globally, we have 50 countries and territories with more than 90 percent contactless penetration and more than 100 countries and territories where tap to pay is more than 50 percent of face-to-face transactions. Excluding the United States, 76 percent of face-to-face transactions globally were contactless in fiscal year 2023. In the U.S., Visa has surpassed 40 percent contactless penetration and more than 520 million tap-to-pay-enabled Visa cards. We have activated more than 750 contactless public transport projects worldwide. In addition, we processed more than 1.6 billion contactless transactions on global transit systems in fiscal year 2023, an increase of more than 30 percent year over year.
Tokenization
Visa Token Service (VTS) brings trust to digital commerce innovation. As consumers increasingly rely on digital transactions, VTS is designed to enhance the digital ecosystem through improved authorization, reduced fraud and improved consumer experience. VTS helps protect digital transactions by replacing 16-digit Visa account numbers with a token that includes a surrogate account number, cryptographic information and other data to protect the underlying account information. This security technology can work for a variety of payment transactions, both in person or online.
The provisioning of network tokens continues to accelerate. As of the end of fiscal year 2023, Visa provisioned more than 7.5 billion network tokens, surpassing the number of physical cards in circulation. The milestone reinforces Visa’s commitment to secure, reliable and efficient money movement, in person and online.
Click to Pay
Click to Pay provides a simplified and more consistent cardholder checkout experience online by removing time-consuming key entry of personal information and enabling consumer and transaction data to be passed securely between payments network participants. Based on the EMV® Secure Remote Commerce industry standard, Click to Pay brings a standardized and streamlined approach to online checkout and meets the needs of consumers shopping across a growing number of connected devices. The goal of Click to Pay is to make digital payments as secure, reliable and interoperable as the checkout experience in person.

New Flows
New flows focus on facilitating commercial and global money movement across Visa’s network of networks. This approach creates opportunities to capture new sources of money movement through card and non-card flows for consumers, businesses and governments around the world by facilitating P2P, B2C, B2B and G2C payments.
Visa Direct
Visa Direct is part of Visa’s strategy beyond C2B payments and helps facilitate the delivery of funds to eligible cards, deposit accounts and digital wallets across more than 190 countries and territories. Visa Direct supports multiple use cases, such as P2P payments and account-to-account transfers, business and government payouts to individuals or small businesses, merchant settlements and refunds.
Visa Direct utilizes more than 70 domestic payment schemes, 10 real-time payments schemes, 15 card-based networks and five payment gateways, with the potential to reach more than 8.5 billion cards, deposit accounts and digital wallets. In fiscal year 2023, Visa Direct processed more than 7.5 billion transactions across more than 2,800 global programs. Visa Direct solutions supported more than 500 partners across more than 65 use cases. We also announced in fiscal year 2023 Visa’s partnership with DailyPay, i2C, PayPal, TabaPay, Venmo and Western Union to pilot Visa+, an innovative service that aims to help individuals send money quickly and securely between different participating P2P digital payment apps.
We continue to build on our network of networks strategy by investing in our own capabilities with Visa+ and Visa Alias Directory Service, which offers capabilities to our clients to link aliases, such as mobile numbers or email addresses, to payment credentials, as well as strategically collaborating with digital and mobile payment providers to expand the reach of Visa Direct and deliver even stronger domestic and cross-border payment and connection capabilities to our clients.
Visa Commercial Solutions
We are also expanding our network with B2B payments. Our three strategic areas of focus include investing in and growing card-based payments, accelerating our efforts in non-card, cross-border payments and digitizing domestic accounts payable and accounts receivable processes. We offer a portfolio of commercial payment solutions, including small business, corporate (travel) cards, purchasing cards, virtual cards and digital credentials, non-card cross-border B2B payment options and disbursement accounts, covering most major industry segments around the world. These solutions are designed to bring efficiency, controls and automation to small businesses, commercial and government payment processes, ranging from employee travel to fully integrated, invoice-based payables.
Visa B2B Connect is a multilateral B2B cross-border payments network designed to facilitate transactions from the bank of origin directly to the beneficiary bank, helping streamline settlement and optimize payments for financial institutions’ corporate clients. The network delivers B2B cross-border payments that are reliable, flexible, data-rich, secure and cost-effective. Visa B2B Connect continues to scale and is available in more than 100 countries and territories.
Visa Cross-Border Solutions
Formerly Treasury as a Service, Visa Cross-Border Solutions aligns with our global network of networks strategy, as we are focused on building the infrastructure that enables our clients of all sizes to deliver cross-border products with visibility, speed and security. This includes a series of solutions for our established cross-border consumer payments business, as well as use cases enabled by our digitally native Currencycloud platform, which includes real-time foreign exchange rates, virtual accounts, and enhanced liquidity and settlement capabilities.

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
We also provide a range of other services and digital solutions to issuers, such as account controls, digital issuance, and branded consumer experiences. Additionally, Visa provides loyalty and benefits solution to issuers aimed at creating compelling and differentiated cardholder experiences, as well as Buy Now, Pay Later (BNPL) capabilities. BNPL or installment payments allow shoppers the flexibility to pay for a purchase in equal payments over a defined period of time. Visa is investing in installments as a payments strategy — by offering a portfolio of BNPL solutions for traditional clients, as well as installments providers, who use our cards and services to support a wide variety of installment options before, during or after checkout, in person and online.
Acceptance Solutions
Visa Acceptance Solutions, which includes Cybersource, provides modular, value added services in addition to the traditional gateway function of connecting merchants to payment processing. Using the platform, acquirers, payment service providers, independent software vendors, and merchants of all sizes can improve the way their consumers engage and transact; help to mitigate fraud and lower operational costs; and adapt to changing business requirements. They can also connect with other fintechs through a global payment management platform to use their services. Visa Acceptance Solutions’ capabilities provide new and enhanced payment integrations with ecommerce platforms, enabling sellers and acquirers to provide tailored commerce experiences with payments seamlessly embedded. Visa Acceptance Solutions enables an omnichannel solution with a cloud-based architecture to deliver more innovation at the point of sale.
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
Risk and Identity Solutions
Visa’s risk and identity solutions transform data into insights for near real-time decisions and facilitate account holder authentication to help clients prevent fraud and protect account holder data. With the increasing popularity of omnichannel commerce and digital payments among consumers, fraud prevention helps increase trust in digital payments. Solutions such as Visa Advanced Authorization, Visa Secure, Visa Risk Manager and Decision Manager, Visa Consumer Authentication Service, and payment-decisioning solutions from CardinalCommerce empower financial institutions and merchants with tools that help automate and simplify fraud prevention and enhance payment security.
Aligned to our network of networks strategy, Visa is increasingly bringing our expertise and capabilities to emerging fraud challenges, working with network operators and financial institutions to help mitigate fraud. These value-added fraud prevention tools layer on top of a suite of our network programs that protect the safety and integrity of the payment ecosystem, and along with our investments in intelligence and technology, help to prevent, detect and mitigate threats. These programs and Visa’s fraud prevention expertise are among the core benefits of being part of the Visa network. Through the combined efforts of security and identity tools and services, payment and cyber intelligence, insights and learnings from client or partner breach investigations, and law enforcement engagement, Visa helps protect financial institutions and merchants from fraud and solve payment security challenges.
Open Banking
In March 2022, Visa acquired Tink AB, an open banking platform, to catalyze fintech innovation and accelerate the development and adoption of open banking securely and at scale. Visa’s open banking capabilities range from data access use cases, such as account verification, balance check and personal finance management, to payment initiation capabilities, such as account-to-account transactions and merchant payments. These capabilities can help our partner businesses deliver valuable services to their customers.
Advisory Services
Visa Consulting and Analytics (VCA) is the payments consulting advisory arm of Visa. The combination of our deep payments expertise, proprietary analytical models applied to a breadth of data and our economic intelligence allows us to identify actionable insights, make recommendations and help implement solutions that can drive better business decisions and measurable outcomes for clients. VCA offers consulting services for issuers, acquirers, merchants, fintechs and other partners, spanning the entire customer journey from acquisition to retention. Further, VCA Managed Services, our dedicated execution arm within the consulting division, is being increasingly utilized by clients to implement our recommendations and wider value added services product enablement.
We are fortifying the key foundations of our business model, which consist of becoming a network of networks, our technology platforms, security, brand and talent.
Network of Networks
Our network of networks strategy means moving money to all endpoints and to all form factors, using all available networks and being a single connection point for our partners; and providing our value added services on all transactions, no matter the network. The key component of our network of networks strategy is interoperability. We are opening up our network and increasingly using other networks to reach accounts we could not otherwise reach and enabling new types of money movement. Visa B2B Connect, Visa Direct, and Visa+ are examples of our strategy.
Technology Platforms
Visa’s leading technology platforms comprise software, hardware, data centers and a large telecommunications infrastructure. Visa’s four data centers are a critical part of our global processing environment and have a high redundancy of network connectivity, power and cooling designed to provide continuous availability of systems. Together, these systems deliver the secure, convenient and reliable service that our clients and consumers expect from the Visa brand.
Security
Our in-depth, multi-layer security approach includes a formal program to devalue sensitive and/or personal data through various cryptographic means; embedded security in the software development lifecycle; identity and access management controls to protect against unauthorized access; and advanced cyber detection and response capabilities. We deploy security tools that help keep our clients and consumers safe. We also invest significantly in our comprehensive approach to cybersecurity. We deploy security technologies to protect data confidentiality, the integrity of our network and service availability to strengthen our core cybersecurity capabilities to minimize risk. Our payments fraud disruption team continually monitors threats to the payments ecosystem to help ensure attacks are detected and prevented efficiently and effectively.
Brand
Visa’s strong brand helps deliver added value to our clients and their customers, financial institutions, merchants and partners through compelling brand expressions, a wide range of products and services as well as innovative brand and marketing efforts. In line with our commitment to an expansive and diverse range of partnerships for the benefit of our stakeholders, Visa is a sponsor of top entertainment and sports events including the FIFA Women’s World Cup 2023TM, the Olympic and Paralympic Games, and the Super Bowl.
Talent
Attracting, developing and advancing the best talent globally is critical to our continued success. This year we grew our total workforce from approximately 26,500 in fiscal year 2022 to approximately 28,800 employees in fiscal year 2023, an increase of 9 percent year over year. Voluntary workforce turnover (rolling 12-month attrition) was 6 percent as of September 30, 2023. Visa employees are located in more than 80 countries and territories, with 55 percent located outside the U.S. At the end of fiscal year 2023, Visa’s global workforce was 58 percent men and 42 percent women, and women represented 36 percent of Visa’s leadership (defined as vice president level and above). In the U.S., ethnicity of our workforce was 42 percent Asian, 8 percent Black, 13 percent Hispanic, 3 percent Other and 35 percent White. For our U.S. leadership, the breakdown was 18 percent Asian, 6 percent Black, 13 percent Hispanic, 3 percent Other and 60 percent White.
Given Visa’s ambitious growth agenda and efforts to achieve our purpose, we have focused on enhancing our employees’ expertise across our business. This includes an enhanced development program for our senior leaders and a formal technology apprenticeship program to help us broaden and strengthen our talent channels and pipelines. We have also committed to providing employees with the tools they need to do their work more quickly and easily, including an artificial intelligence or AI-driven portal with a searchable knowledge base to create customized results and bespoke solutions. We enhanced our mental well-being and retirement benefits, which is reflective of our key priority to take care of our employees.
We also are dedicated to ensuring that employees feel valued in their day-to-day work. During our global employee engagement survey last year, we learned that our employees wanted more opportunities to recognize and be recognized, in more informal ways. In response, Visa developed a program that better enabled employees to provide peer-to-peer recognition for each other’s contributions. Using UPLIFT, Visa’s new recognition platform, employees can celebrate their peers’ achievements, send e-cards to celebrate the employee journey (from welcoming new hires to recognizing service anniversaries), use an automated internal networking tool that matches employees based on smart algorithms, and more. Importantly, all our recognition categories are grounded in behaviors that reflect our employee value proposition or Visa’s Leadership Principles – further reinforcing that at Visa, it is not only about what you achieve, but how you do it. Employee engagement in peer recognition has significantly increased since the launch, with monthly active users reaching 78 percent in September 2023, compared to 45 percent in September 2022. With this enhanced platform, employees are encouraged to recognize and uplift each other.
Visa is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis. We are also committed to transparency – this year, we launched total rewards statements in the United Kingdom in addition to those already provided in Asia, to drive a deeper understanding and appreciation of total rewards value to the individual. We plan to introduce statements in the U.S. as well. For additional information regarding our human capital management, please see the section titled “Talent and Human Capital Management” in Visa’s 2023 Proxy Statement as well as our website at visa.com/esg, which includes enhanced workforce disclosures that include our 2022 Consolidated EEO-1 Report and our 2022 Environmental, Social and Governance (ESG) Report. See Available Information below.
FINTECH AND DIGITAL PARTNERSHIPS
Fintechs are a vital growth engine for Visa and a key driver in realizing our purpose – to uplift everyone, everywhere by being the best way to pay and be paid. Fintechs are key enablers of new payment experiences and new flows. Our work with fintechs is one of our greatest opportunities and has opened new points of acceptance, extended credit at the point of sale, made cross-border money flows more efficient, moved B2B spend onto Visa’s network, expedited payroll and provided digital wallet customers access to our services. Our portfolio of fintech partners is diverse and continues to grow and scale. We signed more than 500 commercial partnerships with fintechs globally, from early stage companies to growing and mature players, an increase of 25 percent year over year.
To better serve fintechs, Visa has a suite of streamlined commercial programs and digital onboarding tools. Fintech Fast Track, our flagship program for fintechs is designed to help launch new financial features quickly, such as launching a new card program or enabling the movement of money with Visa Direct. We provide streamlined onboarding and turnkey access to hundreds of ecosystem partners. The program has welcomed hundreds of fintechs who are actively engaged in the program.
Visa Ready, our certification program, helps technology companies build and launch payment solutions that meet Visa's global standards around security and functionality. Fintech Partner Connect helps build pathways between Visa’s issuing clients and fintech providers. With our startup engagement programs, like the Visa Everywhere Initiative that launched in 2022, early-stage companies can build payment solutions based on our capabilities. Visa also manages programs including She’s Next, Empowered by Visa, a global women’s entrepreneurship initiative, and Africa Fintech Accelerator Program to uplift underrepresented communities.
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
In fiscal year 2023, we signed a definitive agreement to acquire Pismo, a cloud-native issuer processing and core banking platform with operations in Latin America, Asia Pacific and Europe. The transaction is subject to customary closing conditions, including applicable regulatory reviews and approvals.
CORPORATE RESPONSIBILITY AND SUSTAINABILITY
Visa is committed to operating as a responsible, ethical, inclusive and sustainable company. As one of the global leaders in digital payments, Visa strives to join with clients, partners and other stakeholders to empower people, businesses and communities to thrive, to be an industry leader in addressing the corporate responsibility and sustainability (CRS) topics most significant to our role as a payments technology company, and to meet and exceed our expectations for performance and transparency. Visa’s purpose is to uplift everyone, everywhere by being the best way to pay and be paid. We believe deeply in our purpose, and we are focused on empowering people and economies; securing commerce and protecting customers; investing in our workforce; protecting the planet; and operating responsibly. Our 2022 ESG Report, as well as other CRS-related resources are available on our website at visa.com/esg. See Available Information below.
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
We compete against all forms of payment. This includes paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:
Global or Multi-Regional Networks: These networks typically offer a range of branded, general purpose card payment products that consumers can use at millions of merchant locations around the world. Examples include American Express, Discover, JCB, Mastercard and UnionPay. These competitors may be more concentrated in specific geographic regions, such as Discover in the U.S. and JCB in Japan, or have a leading position in certain countries, such as UnionPay in China. See Item 1A—Regulatory Risks—Government-imposed obligations and/or restrictions on international payments systems may prevent us from competing against providers in certain countries, including significant markets such as China and India. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world.
The following chart compares our network with these network competitors for calendar year 2022(1):

	Visa	American Express	Diners Club / Discover	JCB	Mastercard
Payments Volume ($B)	11,668	1,540	243	312	6,568
Total Volume ($B)(2)	14,108	1,553	258	320	8,177
Total Transactions (B)	260	10	4	6	150
Cards (M)	4,160	133	80	153	2,713
(1)American Express, Diners Club / Discover, JCB and Mastercard data sourced from The Nilson Report issue 1241 (May 2023). Includes all consumer, small business and commercial credit, debit and prepaid cards. American Express, Diners Club / Discover, and JCB include business from third-party issuers. JCB figures include other payment-related products and some figures are estimates. Mastercard excludes Maestro and Cirrus figures.
(2)Total volume is the sum of payments volume and cash volume. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks.
Local and Regional Networks: Operated in many countries, these networks often have the support of government influence or mandate. In some cases, they are owned by financial institutions or payment processors. These networks typically focus on debit payment products, and may have strong local acceptance, and recognizable brands. Examples include NYCE, Pulse and STAR in the U.S., Interac in Canada and eftpos in Australia.
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
Real-time Payment (RTP) Networks: RTP networks have launched in multiple markets and continue to be driven by strong government sponsorship and regulatory initiatives to enable and drive adoption (e.g., FedNow in the U.S., PIX in Brazil and United Payments Interface (UPI) in India), increasing their position as an alternative to payment card schemes. These networks primarily focus on domestic transactions, with adoption varying by use cases and geographies. However, with linkages such as PayNow in Singapore and UPI in India, cross-border RTP networks are advancing and will compete with our cross-border business. RTP networks can compete with Visa on consumer payments and other payment flows (e.g., B2B and P2P) but can also be customers for value added services, such as risk management.
Digital Wallet Providers: They continue to expand payment capabilities in person and online for consumers and merchants and provide consumers with additional ways to pay. While digital wallets can help drive Visa volumes, they can also be funded by non-card payment options. Digital wallet providers who utilize RTP networks provide additional competition.
Payment Processors: Payment processors may perform processing services on third-party payments networks on behalf of issuers or acquirers. We compete with payment processors for the processing of Visa transactions. These processors may benefit from mandates requiring them to handle processing under local regulation. For example, as a result of regulation in Europe under the Interchange Fee Regulation (IFR), we may face competition from other networks, processors and other third parties who could process Visa transactions directly with issuers and acquirers.
New Flows Providers: We compete with alternative solutions to our new flows (e.g., Visa Direct and Visa B2B Connect) such as ACH, RTP and wires. We compete with other global and local card networks for commercial card portfolios. Additionally, we may face competition from financial institution clients who are experimenting with B2B blockchain payments.
Value Added Service Providers: We face competition from companies that provide alternatives to our value added services. This includes a wide range of players, such as technology companies, information services and consulting firms, governments and merchant services companies. The integration of technology like generative AI can create new and better offerings that compete with our value added services, such as strengthened risk monitorization and managing digital identification. Regulatory initiatives could also lead to increased competition in these areas.
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
GOVERNMENT REGULATION
As a global payments technology company, we are subject to complex and evolving global regulations in the various jurisdictions in which our products and services are used. The most significant government regulations that impact our business are discussed below. For further discussion of how global regulations may impact our business, see Item 1A—Regulatory Risks.
Anti-Corruption, Anti-Money Laundering, Anti-Terrorism and Sanctions: We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, including the U.S. Bank Secrecy Act. In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. Therefore, we do not permit financial institutions or other entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria, Crimea, and the Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons, to issue or acquire Visa cards or engage in transactions using our products and services.
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
Interchange Rates and Fees: An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the U.S. Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) limits interchange reimbursement rates for certain debit card transactions in the U.S.; the European Union (EU) IFR limits interchange rates in the European Economic Area (EEA) (as discussed below); and the Reserve Bank of Australia (RBA) and the Central Bank of Brazil regulate average permissible levels of interchange.
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
Supervisory Oversight of the Payments Industry: Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the U.S., for example, the Federal Banking Agencies (FBA) (formerly known as the Federal Financial Institutions Examination Council) has supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FBA are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa also may be separately examined by the Consumer Financial Protection Bureau as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries/regions, including Canada, Europe, India, Ukraine and the UK (as discussed below), have recognized or designated Visa as a retail payment system under various types of financial stability regulations. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil and Hong Kong.
European and United Kingdom Regulations and Supervisory Oversight: Visa in Europe continues to be subject to complex and evolving regulation in the EEA and the UK.
There are a number of EU regulations that impact our business. As discussed above, the IFR regulates interchange rates within the EEA, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization and decision-making purposes within the EEA, and imposes limitations on network exclusivity and routing. National competent authorities in the EEA are responsible for monitoring and enforcing the IFR in their markets. We are also subject to regulations governing areas such as privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other regulations in Europe, such as the second Payment Services Directive (PSD2), require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players. PSD2 also includes strong customer authentication requirements for certain transactions that could impose both operational complexity on Visa and impact consumer payment experiences. Visa Europe is also subject to supervisory oversight by the European Central Bank and certain competent authorities in Europe.
In the UK, Visa Europe is designated as a Recognized Payment System, bringing it within the scope of the Bank of England’s supervisory powers and subjecting it to various requirements, including on issues such as governance and risk management designed to maintain the stability of the UK’s financial system. Visa Europe is also regulated by the UK’s Payment Systems Regulator (PSR), which has wide-ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the UK, and ensuring payment systems take care of, and promote, the interests of service-users. Post-Brexit, the UK has adopted various European regulations, including regulations that impact the payments ecosystem, such as the IFR and PSD2. The PSR is responsible for monitoring Visa Europe’s compliance with the IFR as adopted in the UK.
Corporate Responsibility and Sustainability: Certain governments around the world are adopting laws and regulations pertaining to corporate responsibility and sustainability performance, transparency and reporting. Regulations may include mandated corporate reporting (e.g., Corporate Sustainability Reporting Directive) or in individual areas, such as mandated reporting on climate-related financial disclosures.
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
AVAILABLE INFORMATION
Our corporate website is visa.com/ourbusiness. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to the U.S. Securities Exchange Act of 1934, as amended, can be viewed at sec.gov and our investor relations website at investor.visa.com as soon as reasonably practicable after these materials are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). In addition, we routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our corporate responsibility and sustainability initiatives is also available on our website at visa.com/esg. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the SEC.

ITEM 1A. Risk Factors
Regulatory Risks
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. See Item 1—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new rules or change existing rules; affect our existing contractual arrangements; increase our compliance costs; and require us to make our technology or intellectual property available to third parties, including competitors, in an undesirable manner. As discussed in more detail below, we may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing and localization requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use or protection, licensing requirements, and associated product technology. As a result, the Visa operating rules and our other contractual commitments may differ from country to country or by product offering. Complying with these and other regulations increases our costs and reduces our revenue opportunities.
If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our product offerings, services, fees and other important aspects of our business to comply with the regulations. Our compliance programs and policies are designed to support our compliance with a wide array of regulations and laws, such as regulations regarding anti-money laundering, anti-corruption, competition, money transfer services, privacy and sanctions, and we continually adjust our compliance programs as regulations evolve. However, we cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our global brands and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could negatively impact or reduce the number of Visa products our clients issue, the volume of payments we process, our revenues, our brands, our competitive positioning, our ability to use our intellectual property to differentiate our products and services, the quality and types of products and services we offer, the countries in which our products are used, and the types of consumers and merchants who can obtain or accept our products, all of which could harm our business and financial results.
Increased scrutiny and regulation of the global payments industry, including with respect to interchange reimbursement fees, merchant discount rates, operating rules, risk management protocols and other related practices, could harm our business.
Regulators around the world have been establishing or increasing their authority to regulate various aspects of the payments industry. See Item 1—Government Regulation for more information. In the U.S. and many other jurisdictions, we have historically set default interchange reimbursement fees. Even though we generally do not receive any revenue related to interchange reimbursement fees in a payment transaction (in the context of credit and debit transactions, those fees are paid by the acquirers to the issuers; the reverse is true for certain transactions like ATM), interchange reimbursement fees are a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees, whether voluntarily or by mandate, can substantially affect our overall payments volumes and revenues.
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules and practices. For example:
•Regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. Additionally, the Dodd-Frank Act limits issuers’ and our ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. In response to merchant requests, the Federal Reserve has recently taken actions to revisit its regulations that implement these aspects of the Dodd-Frank Act. For example, in October 2022, the Federal Reserve published a final rule effectively requiring issuers to ensure that at least two unaffiliated networks are available for routing card not present debit transactions by July 1, 2023. In October 2023, the Federal

Reserve issued a proposal for comment which would further lower debit interchange rates, with a mechanism for automatic adjustment every two years. Separately, there continues to be interest in regulation of credit interchange fees and routing practices by members of Congress and state legislators in the U.S. In June 2023, legislation was reintroduced in the U.S. House of Representatives and Senate, which among other things, would require large issuing banks to offer a choice of at least two unaffiliated networks over which electronic credit transactions may be processed. Similar legislation was introduced in the previous Congress in 2022 but failed to advance and become law. The current legislation has additional bipartisan support, and while the ultimate outcome of the legislation remains unclear, its sponsors continue to strongly advocate for its passage.
•In Europe, the EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within the EEA (30 basis points and 20 basis points, respectively). EU member states have the ability to further reduce these interchange levels within their territories. The European Commission has announced its intention to conduct another impact assessment of the IFR, which could result in even lower caps on interchange rates and the expansion of regulation to other types of products, services and fees.
•Several countries in Latin America continue to explore regulatory measures against payments networks and have either adopted or are exploring interchange caps, including Argentina, Brazil, Chile and Costa Rica. In Asia Pacific, the Reserve Bank of Australia (RBA) completed its review of the country’s payment system regulations and adopted a series of measures, which include lower interchange rates for debit transactions. The RBA also continues to assess the potential merits of mandating co-badging and merchant routing choice on dual network debit cards. In addition, the New Zealand Parliament passed legislation capping domestic interchange rates for debit and credit products. Finally, many governments, including but not limited to governments in India, Costa Rica, and Turkey, are using regulation to further drive down MDR, which could negatively affect the economics of our transactions.
•While the focus of interchange and MDR regulation has primarily been on domestic rates historically, there is increasing focus on cross-border rates in recent years. For example, in 2019, we settled certain cross-border interchange rates with the European Commission. In 2020, Costa Rica became the first country to formally regulate cross-border interchange rates by direct regulation. Cross-border MDR is also regulated in Costa Rica and Turkey. Finally, in June 2022, the UK’s PSR initiated two market reviews: one focusing on post-Brexit increases in interchange rates for transactions between the UK and Europe, and another focusing on increases in the UK in what are referred to as scheme and processing fees.
•As referenced above, with increased lobbying by merchants and other industry participants, we are also beginning to see regulatory interest in network fees in the UK, Europe and Chile. In addition, industry participants in some countries like Argentina, Chile, Colombia, Dominican Republic, Paraguay, Peru and South Africa have sought intervention from competition regulators or filed claims relating to certain network rules, including Visa’s restrictions on cross-border acquiring. Other countries, like New Zealand, are adopting regulations that require us to seek government pre-approval of our network rules, which could also impact the way we operate in certain markets.
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
Regulators around the world increasingly take note of each other’s approaches to regulating the payments industry. Consequently, a development in one jurisdiction may influence regulatory approaches in another. The risks created by a new law, regulation or regulatory outcome in one jurisdiction have the potential to be replicated and to negatively affect our business in another jurisdiction or in other product offerings. For example, our settlement with the European Commission on cross-border interchange rates has drawn preliminary attention from some regulators in other parts of the world. Similarly, new regulations involving one product offering may prompt regulators to extend the regulations to other product offerings. For example, credit payments could become subject to similar regulation as debit payments (or vice versa). The RBA initially capped credit interchange, but subsequently capped debit interchange as well.
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
In addition, we are also subject to central bank oversight in a growing number of countries, including Brazil, India, the UK and within the EU. Some countries with existing oversight frameworks are looking to further enhance their regulatory powers while regulators in other jurisdictions are considering or adopting approaches based on these regulatory principles. This oversight could result in new governance, reporting, licensing, cybersecurity, processing infrastructure, capital, or credit risk management requirements. We could also be required to adopt policies and practices designed to mitigate settlement and liquidity risks, including increased requirements to maintain sufficient levels of capital and financial resources locally, as well as localized risk management or governance. Increased oversight could also include new criteria for member participation and merchant access to our payments system.
Finally, policymakers and regulatory bodies in the U.S., Europe, and other parts of the world are exploring ways to reform existing competition laws to meet the needs of the digital economy, including restricting large technology companies from engaging in mergers and acquisitions, requiring them to interoperate with potential competitors, and prohibiting certain kinds of self-preferencing behaviors. While the focus of these efforts remains primarily on increasing regulation of large technology, e-commerce and social media companies, they could also have implications for other types of companies including payments networks, which could constrain our ability to effectively manage our business or potentially limit how we make our products and services available.
Government-imposed obligations and/or restrictions on international payments systems may prevent us from competing against providers in certain countries, including significant markets such as China and India.
Governments in a number of jurisdictions shield domestic payments providers, including card networks, brands, and processors, from international competition by imposing market access barriers and preferential domestic regulations. To varying degrees, these policies and regulations affect the terms of competition in the marketplace and impair the ability of international payments networks to compete. Public authorities may also impose regulatory requirements that favor domestic providers or mandate that domestic payments or data processing be performed entirely within that country, which could prevent us from managing the end-to-end processing of certain transactions.
In China, UnionPay remains the predominant processor of domestic payment card transactions and operates the predominant domestic acceptance mark. Although we filed an application with the People’s Bank of China (PBOC) in May 2020 to operate a Bank Card Clearing Institution (BCCI) in China, the timing and the procedural steps for approval remain uncertain. There is no guarantee that the license to operate a BCCI will be approved or, if we obtain such license, that we will be able to successfully compete with domestic payments networks. Co-badging and co-residency regulations also pose additional challenges in markets where Visa competes with national networks for issuance and routing. Certain banks have issued dual-branded cards for which domestic transactions in China are processed by UnionPay and transactions outside of China are processed by Visa or other international payments networks. The PBOC is contemplating that dual-branded cards be phased out over time as new licenses are issued to international companies to participate in China’s domestic payments market. Accordingly, we have been working with Chinese issuers to issue Visa-only branded cards for international travel, and later for domestic transactions should we obtain a BCCI license. However, notwithstanding such efforts, the phase out of dual-branded cards have decreased our payment volumes and impacted the revenue we generate in China.
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
Regulatory initiatives in India, including a data localization mandate passed by the government that suggest growing nationalistic priorities, has cost implications for us and could affect our ability to effectively compete with domestic payments providers. Furthermore, any inability to meet the requirements of the data localization mandate could impact our ability to do business in India. In Europe, with the support of the European Central Bank, a group of European banks have announced their intent to launch a pan-European payment system, the European Payments Initiative (EPI). While EPI subsequently announced a focus on account-to-account instant payments across a range of use cases, it is noteworthy that the purported motivation behind EPI is to reduce the risks of disintermediation of European providers by international technology companies and continued reliance on international payments networks for intra-Europe card transactions. Furthermore, regional groups of countries, such as the Gulf Cooperation Council (GCC) and a number of countries in Southeast Asia (e.g., Malaysia), have adopted or may consider, efforts to restrict our participation in the processing of regional transactions. The African Development Bank has also indicated an interest in supporting national payment systems in its efforts to expand financial inclusion and strengthen regional financial stability. Finally, some countries such as South Africa are mandating on-shore processing of domestic transactions. Geopolitical events, including sanctions, trade tensions or other types of activities have intensified any or all of these activities, which could adversely affect our business. For example, in the aftermath of U.S. and European sanctions against Russia and the decision by U.S. payments networks, including Visa to suspend operations in the country, some countries have expressed concerns about their reliance on U.S. financial services companies, including payments networks, and have taken steps to bolster the development of domestic solutions. Separately, Russia has called for the BRICS countries (a five-country bloc made up of Brazil, Russia, India, China and South Africa, and which recently extended invitations to Argentina, Egypt, Ethiopia, Iran, Saudi Arabia, and the United Arab Emirates), to lessen dependence on Western payments systems by, among other things, integrating payments systems and cards across member countries.
Central banks in a number of countries, including those in Argentina, Australia, Canada, Brazil, Europe and Mexico, are in the process of developing or expanding national RTP networks and instant payment solutions with the goal of driving a greater number of domestic transactions onto these systems. In July 2023, the U.S. Federal Reserve launched its FedNow Service with core clearing and settlement functionality, and expects to add more features and enhancements over time. Some countries are also exploring cross-border connectivity of their respective RTP systems. Finally, an increasing number of jurisdictions are exploring the concept of building central bank digital currencies for retail payments. If successfully deployed, these national payment platforms and digital currencies could have significant implications for Visa’s domestic and cross-border payments, including potential disintermediation.
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
Our business relies on the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer and security of personal data continue to evolve, and we are subject to an increasing number of privacy and data protection requirements around the world. For example, our ongoing efforts to comply with complex U.S. state privacy and data protection regulations, and emerging international privacy and data protection laws, may increase the complexity of our compliance operations, entail substantial expenses, divert resources from other initiatives and projects, and limit the services we are able to offer.

Additionally, privacy laws in other regions, such as China’s Personal Information Protection Law and India’s Personal Data Protection Act, have extraterritorial application and include restrictions on processing sensitive data, extensive notification requirements, and substantial compliance and audit obligations. The global proliferation of new privacy and data protection laws may lead to inconsistent and conflicting requirements, which create an uncertain regulatory environment. Noncompliance could also result in regulatory penalties and significant legal liability. Enforcement actions and investigations by regulatory authorities into companies related to data security incidents and privacy violations are generally increasing. In Europe, data protection authorities continue to apply and enforce the General Data Protection (GDPR), imposing record setting fines.
We are also subject to a variety of laws and regulations governing the development, use, and deployment of AI technologies. These laws and regulations are still evolving, and there is no single global regulatory framework for AI. The market is still assessing how regulators may apply existing consumer protection and other laws in the context of AI. There is thus uncertainty on what new laws will look like and how existing laws will apply to our development, use, and deployment of AI. In the midst of this uncertainty, we may face challenges due to the complexity and rapidly changing nature of AI technology and applicable laws. Our use of AI and machine learning is subject to various risks at each stage of use. In the context of AI development, risks relate to intellectual property considerations, the use of personal information, and flaws in algorithms or datasets used for training. In the context of use and deployment, risks include ethical considerations regarding the outputs, and our ability to safely deploy AI throughout the organization. Our development and implementation of governance frameworks for our AI and machine learning systems may not be successful in mitigating all of these emerging risks.
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
For certain actions like those that are U.S. covered litigation or VE territory covered litigation, as described in Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report, we have certain financial protections pursuant to the respective retrospective responsibility plans. The two retrospective responsibility plans are different in the protections they provide and the mechanisms by which we are protected. The failure of one or both of the retrospective responsibility plans to adequately insulate us from the impact of such settlements, judgments, losses, or liabilities could materially harm our financial condition or cash flows, or even cause us to become insolvent.
Business Risks
We face intense competition in our industry.
The global payments space is intensely competitive. As technology evolves and consumer expectations change, new competitors or methods of payment emerge, and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic payments, virtual currency payments, global or multi-regional networks, other domestic and closed-loop payments systems, digital wallets and alternative payments providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, other emerging payment providers such as fintechs, other digital payments, technology companies that have developed payments systems enabled through online activity in ecommerce, social media, and mobile channels, as well as governments in a number of jurisdictions (e.g., Brazil and India) as discussed above, that are developing, supporting and/or operating national schemes, RTP networks and other payment platforms.
Our competitors may acquire, develop, or make better use of substantially better technology, have more widely adopted delivery channels, or have greater financial resources. They may offer more effective, innovative or a wider range of programs, products and services. They may use more effective advertising and marketing strategies that result in broader brand recognition, and greater use, including with respect to issuance and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements. Moreover, even if we successfully adapt to technological change and the proliferation of alternative types of payment services by developing and offering our own services in these areas, such services may provide less favorable financial terms for us than we currently receive from VisaNet transactions, which could hurt our financial results and prospects.
Certain of our competitors operate with different business models, have different cost structures or participate in different market segments. Those business models may ultimately prove more successful or more adaptable to regulatory, technological and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit or otherwise hinder our ability to compete for transactions within certain countries and regions. Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternative payments systems like Alipay and WeChat Pay, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the Dodd-Frank Act, the IFR in Europe, or RTP initiatives by governments such as the U.S. Federal Reserve’s FedNow or the Central Bank of Brazil’s Pix system may provide competitors with increased opportunities to derive competitive advantages from these business models, and may create new competitors, including in some cases the government itself. Similarly, regulation in Europe under PSD2 and the IFR may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on competitors. In addition to the open banking provisions under PSD2, efforts to implement or facilitate open banking and open finance requirements are underway across a number of countries, including Australia, Brazil, Canada and the U.S., which could impose additional requirements on financial institutions or others regarding access to and use of financial data. We also run the risk of disintermediation due to factors such as emerging technologies and platforms, including mobile payments, alternative payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing transactions. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
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
•Many countries or regions are developing or promoting domestic networks, switches and RTP systems (e.g., U.S., Brazil, India and Europe) and in some countries the government itself owns and operates these RTP systems (e.g., Brazil). To the extent these governments mandate local banks and merchants to use and accept these systems for domestic or other transactions, prohibit international payments networks, like Visa, from participating on those systems, and/or impose restrictions or prohibitions, on international payments networks from offering payment services on such transactions, we could face the risk of our business being disintermediated in those countries. For example, in some regions (Latin America, Southeast Asia and the Middle East), including through intergovernmental organizations such as the Association of Southeast Asian Nations and the GCC, some countries are looking into cross-border connectivity of such domestic systems. Similarly, India has expressed interest in expanding its digital public infrastructure, which includes its RTP system, UPI, outside the country and for cross-border payments. Currently, international payment networks like Visa are unable to participate in UPI.
•Parties that process our transactions may try to minimize or eliminate our position in the payments value chain.
•Parties that access our payment credentials, tokens and technologies, including clients, technology solution providers or others might be able to migrate or steer account holders and other clients to alternative payment methods or use our payment credentials, tokens and technologies to establish or help bolster alternate payment methods and platforms.
•Participants in the payments industry may merge, form joint ventures or enable or enter into other business combinations that strengthen their existing business propositions or create new, competing payment services.
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
In addition, we face intense competitive pressure on the prices we charge our financial institution clients. In certain regions, we are increasingly facing competition from RTP networks and other payment facilitators offering lower pricing, as well as initiatives to lower costs, such as the G20 Roadmap for Enhancing Cross-border Payments. In order to stay competitive, we may need to adjust our pricing or offer incentives to our clients to increase payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing and other support payments that impact our revenues and profitability. In addition, we offer incentives to certain merchants and acquirers to win routing preference in relation to other network options or forms of payment. Market pressures on pricing, incentives, fee discounts and rebates could moderate our growth. If we are not able to implement cost containment and productivity initiatives in other areas of our business or increase our volumes in other ways to offset or absorb the financial impact of these incentives, fee discounts and rebates, it may harm our net revenues and profits.
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
We rely in part on merchants and their relationships with our clients or their agents to maintain and expand the use and acceptance of Visa products. Certain merchants and merchant-affiliated groups have been exerting their influence in the global payments system in certain jurisdictions, such as the U.S., Canada and Europe, to attempt to lower acceptance costs paid by merchants to acquirers or their agents to accept payment products or services, by lobbying for new legislation, seeking regulatory intervention, filing lawsuits and in some cases, surcharging or refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses, issuers may decrease their issuance of our products, and consumer usage of our products could be adversely impacted. For example, in the U.S., certain stakeholders have raised concerns regarding how payment security standards and rules may impact debit routing choice and the cost of payment card acceptance. In addition to ongoing litigation related to the U.S. migration to EMV-capable cards and point-of-sale terminals, U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process and some policymakers have expressed concerns about the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in the development of payment card standards. Additionally, many merchants have advocated for lower acceptance costs in the form of reduced interchange rates, which could result in some issuers eliminating or reducing their promotion or use of Visa’s products and services, eliminating or reducing cardholder benefits such as rewards programs, or charging account holders increased or new fees for using Visa-branded products, all of which could negatively impact Visa’s transaction volumes and related revenues. Finally, some merchants and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers’ usage of our products and decrease our overall transaction volumes and fee revenues, lead to regulatory enforcement and/or litigation that increases our compliance and litigation expenses, and ultimately harm our business.
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
Our brand is globally recognized and is a key asset of our business. We believe that our clients and their account holders associate our brand with acceptance, security, convenience, speed, and reliability. Our success depends in large part on our ability to maintain the value of our brand and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The popularity of products that we have developed in partnership with technology companies and financial institutions as well as government actions that mandate other networks to process Visa-branded card transactions may have the potential to cause brand disintermediation at the point of sale, in ecommerce and mobile channels, and decrease the presence of our brand. Our brand reputation may also be negatively impacted by a number of factors, including authorization, clearing and settlement service disruptions; data security breaches; compliance failures by Visa, including by our employees, agents, clients, partners or suppliers; failure to meet expectations of our clients, consumers, or other stakeholders; negative perception of our industry, the industries of our clients, Visa-accepting merchants, or our clients’ customers and agents, including third-party payments providers; ill-perceived actions or affiliations by clients, partners or other third parties, such as sponsorship or co-brand partners; and fraudulent, or illegal activities using our payment products or services, and which we may not always be in a position to detect and/or prevent from occurring over our network. Our brand could also be negatively impacted when our products are used to facilitate payment for legal, but controversial, products and services, including, but not limited to, adult content, cryptocurrencies, firearms and gambling activities. Additionally, these risks could be exacerbated if our financial institution partners and/or merchants fail to maintain necessary controls to ensure the legality of these transactions, if any legal liability associated with such goods or services is extended to ancillary participants in the value chain like payments networks, or if our network and industry become entangled in political or social debates concerning such legal, but controversial, commerce. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, account holders, employees, prospective employees, governments and the public, as well as impact our business.
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
In addition, outbreaks of illnesses, pandemics like COVID-19, or other local or global health issues, political uncertainties, international hostilities, armed conflicts, wars, civil unrest, climate-related events, including the increasing frequency of extreme weather events, impacts to the power grid, and natural disasters have to varying degrees negatively impacted our operations, clients, third-party suppliers, activities, and cross-border travel and spend. Although the World Health Organization and the federal government declared an end to COVID-19 as a global and national health emergency, respectively, risks related to COVID-19 have adversely affected and may continue to adversely affect our business, results of operations, cash flows and financial condition. The ongoing effects of the COVID-19 pandemic remain difficult to predict due to numerous uncertainties, including the resumption of international travel, and the indirect impact of the pandemic on global economic activity. In addition, a number of countries took steps during the pandemic to temporarily cap interchange or other fees on electronic payments as part of their COVID-19 economic relief measures. While most have been rescinded or have expired, it is possible that proponents of interchange and/or MDR regulation may try to position government intervention as necessary to support potential future economic relief initiatives.
Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions, tariffs or trade restrictions also limit the expansion of our business in certain regions and have resulted in us suspending our operations in other regions. During fiscal 2022, economic sanctions were imposed on Russia by the U.S., European Union, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. In March 2022, we suspended our operations in Russia and as a result, are no longer generating revenue from domestic and cross-border activities related to Russia. For fiscal 2022 and 2021, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, were approximately 2% and 4% of our consolidated net revenues, respectively. The war in Ukraine and any further actions by, or in response to such actions by, Russia or its allies could have lasting impacts on Ukraine as well as other regional and global economies, any or all of which could adversely affect our business.
A decline in economic, political, market, health and social conditions could impact our clients as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, and impact overall consumption by consumers and businesses, which would ultimately impact our revenues. Our clients may implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced value added services from us. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital.
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
Our aspirations to address corporate responsibility and sustainability (CRS) matters and considerations could adversely affect our business and financial results or negatively impact our reputation.
We are subject to laws, regulations and other measures that govern a wide range of topics, including those that are related to matters beyond our core products and services, such as matters that touch upon sustainability, climate change, human capital, inclusion and diversity, and human rights. A wide range of stakeholders, including governments, customers, employees, and investors are increasingly focused on and are developing expectations regarding these corporate responsibility matters. We have established CRS-related initiatives, adopted reporting frameworks, and announced several related goals. These goals may change from time to time, implementation of these goals may require considerable investments, and ultimately, we cannot guarantee that we will achieve them.
Our ability to achieve any CRS objectives is subject to numerous risks, many of which are outside of our control, including the evolving legal environment and regulatory requirements for the tracking and reporting of CRS standards or disclosures and the actions of suppliers, partners, and other third parties. Certain of our regulators have proposed or adopted, or may propose or adopt, rules or standards related to these matters that would apply to our business. Prevailing CRS standards and expectations may also reflect conflicting values or objectives, which can result in our practices being judged by standards that are continually evolving and are not always clear. From time to time, the methodologies for reporting our CRS data may be updated and previously reported data may be adjusted to reflect an improvement in the availability and quality of data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. Further, where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations.
Our stakeholders often hold differing views on our CRS-related goals and initiatives, which may result in negative attention in traditional and social media or a negative perception of our response to concerns regarding these matters. In addition, we also face potentially conflicting supervisory directives as certain U.S. regulatory and non-U.S. authorities have prioritized CRS-related issues while Congress and certain U.S. state governments have signaled pursuing potentially conflicting priorities. These circumstances, among others, may result in pressure from investors, unfavorable reputational impacts, including inaccurate perceptions or a misrepresentation of our actual CRS practices, diversion of management's attention and resources, and proxy fights, among other material adverse impacts on our businesses. Any failure, or perceived failure, by us to adhere to our public statements, comply fully with developing interpretations of CRS laws and regulations, or meet evolving and varied stakeholder expectations and standards could negatively impact our business, reputation, financial condition, and operating results.
Our indemnification obligation to fund settlement losses of our clients exposes us to significant risk of loss and may reduce our liquidity.
We indemnify issuers and acquirers for settlement losses they may suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa operating rules. In certain instances, we may indemnify issuers or acquirers in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the timing difference between the date of a payment transaction and the date of subsequent settlement. Our indemnification exposure is generally limited to the amount of unsettled Visa card payment transactions at any point in time and any subsequent amounts that may fall due relating to adjustments for previously processed transactions. Changes in the credit standing of our clients or concurrent settlement failures or insolvencies involving more than one of our largest clients, several of our smaller clients, significant sponsor banks through which non-financial institutions participate in the Visa network, or systemic operational failures could expose us to liquidity risk, and negatively impact our financial position. Even if we have sufficient liquidity to cover a settlement failure or insolvency, we may be unable to recover the amount of such payment. This could expose us to significant losses and harm our business. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
Technology and Cybersecurity Risks
Failure to anticipate, adapt to, or keep pace with, new technologies in the payments industry could harm our business and impact future growth.
The global payments industry is undergoing significant and rapid technological change, including increased proliferation of mobile and other proximity and in-app payment technologies, ecommerce, tokenization, cryptocurrencies, distributed ledger and blockchain technologies, cloud-based encryption and authorization, and new authentication technologies such as biometrics, FIDO 2.0, 3D Secure 2.0 and dynamic cardholder verification values or dCVV2. As a result, we expect new services and technologies to continue to emerge and evolve, including those developed by Visa such as our new flows offerings. For example, in the past year generative AI solutions have emerged as an opportunity for Visa, its clients, suppliers, merchants, and partners to innovate more quickly and better serve consumers. Rapid adoption and novel uses of generative AI across the marketplace may also introduce unique and unpredictable security risks to our systems, information, and the payments ecosystem. In addition to our own initiatives and innovations, we work closely with third parties, including potential competitors, for the development of, and access to, new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. Moreover, some of the new technologies could be subject to intellectual property-related lawsuits or claims, potentially impacting our development efforts and/or requiring us to obtain licenses, implement design changes or discontinue our use. If we or our partners fail to adapt and keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, harm our business and impact our future growth.

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
Numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, targeted attacks against our employees and trusted partners (i.e., insider threats), synthetic media threats such as phishing, deepfake or social engineering schemes, particularly on our internet-facing applications, could compromise the confidentiality, availability and integrity of data in our systems or the systems of our third-party service providers. Because the tactics, techniques and procedures used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. For example, cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative AI. The security measures and procedures we, our financial institution and merchant clients, other merchants and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data security breaches, cyber-attacks or system failures. In some cases, the mitigation efforts may be dependent on third parties who may not deliver to the required contractual standards, who may not be able to timely patch vulnerabilities or fix security defects, or whose hardware, software or network services may be subject to error, defect, delay, outage or lack appropriate malware prevention to prevent breaches or data exfiltration incidents. Despite our security measures and programs to protect our systems and data, and prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.
In addition, as a global financial services company, Visa is increasingly subject to complex and varied cybersecurity regulations and cyber incident reporting requirements across numerous jurisdictions. With the often short timeframes required for cyber incident reporting, there is a risk that Visa or its suppliers will fail to meet the reporting deadlines for any given incident. In the event we are found to be out of compliance, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our reputation and brand.
Any of these events could significantly disrupt our operations; impact our clients and consumers; damage our reputation and brand; result in litigation or claims, violations of applicable privacy and other laws, and increased regulatory review or scrutiny, investigations, actions, fines or penalties; result in damages or changes to our business practices; decrease the overall use and acceptance of our products; decrease our volume, revenues and future growth prospects; and be costly, time consuming and difficult to remedy. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets, and data through our business continuity program. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise.
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
•failure to adequately develop or integrate our acquired entities or joint ventures;
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
•the economic, political, regulatory and compliance risks associated with our acquisitions, joint ventures or strategic investments, including when entering into a new business or operating in new regions or countries. For more information on regulatory risks, please see Item 1—Government Regulations and Item 1A—Regulatory Risks above;
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

In addition, we may pursue additional strategic objectives, such as the potential exchange offer program, which can divert resources and management’s attention from our existing business and, if unsuccessful, may harm our business and reputation.
We may be unable to attract, hire and retain a highly qualified and diverse workforce, including key management.
The talents and efforts of our employees, particularly our key management, are vital to our success. The market for highly skilled workers and leaders in our industry, especially in fintech, technology, cybersecurity and other specialized areas, is extremely competitive. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract, hire or retain other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Ongoing changes in laws and policies regarding immigration, travel and work authorizations have made it more difficult for employees to work in, or transfer among, jurisdictions in which we have operations and could continue to impair our ability to attract, hire and retain qualified employees. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent, especially in light of changing worker expectations and talent marketplace variability regarding flexible work models; to meet our goals related to fostering an inclusive and diverse culture or to adequately address potential increased scrutiny of our inclusion and diversity-related programs and initiatives; to develop and implement an adequate succession plan for the management team; to maintain our strong corporate culture of fostering innovation, collaboration and inclusion in our current hybrid model; or to design and successfully implement flexible work models that meet the expectations of employees and prospective employees could impact our workforce development goals, impact our ability to achieve our business objectives, and adversely affect our business and our future success.
The conversions of our class B and class C common stock or series A, B and C preferred stock into shares of class A common stock would result in voting dilution to, and could adversely impact the market price of, our existing class A common stock.

The market price of our class A common stock could fall as a result of many factors. The value of our class B and C common stock and series A, B and C preferred stock is tied to the value of the class A common stock. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. Under our Europe retrospective responsibility plan, Visa will continue to release value from the series B and series C preferred stock in stages based on developments in current and potential litigation. The series B and series C preferred stock will become fully convertible to series A preferred stock or class A common stock no later than 2028 (subject to a holdback to cover any pending claims). Conversion of our class B and class C common stock into class A common stock, or our series A, B and C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which would dilute the voting power of existing class A common stockholders. In addition, the sale of significant portions of converted class A common stock could adversely impact the market price of our existing class A common stock.
Holders of our class B and C common stock and series A, B and C preferred stock may have different interests than our class A common stockholders concerning certain significant transactions.
Although their voting rights are limited, holders of our class B and C common stock and, in certain specified circumstances, holders of our series A, B and C preferred stock, can vote on certain significant transactions. With respect to our class B and C common stock, these transactions include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required under Delaware law, such as the proposed certificate of incorporation amendments. Please see Item 7 of this report for more information regarding the potential exchange offer program. With respect to our series A, B and C preferred stock, voting rights are limited to proposed consolidations or mergers in which holders of the series A, B and C preferred stock would receive shares of stock or other equity securities with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock; or, in the case of series B and C preferred stock, holders would receive securities, cash or other property that is different from what our class A common stockholders would receive. Because the holders of classes of capital stock other than class A common stock are our current and former financial institution clients, they may have interests that diverge from our class A common stockholders. As a result, the holders of these classes of capital stock may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with interests of our class A common stockholders.
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
•our stockholders may only take action during a stockholders’ meeting and may not act by written consent; and

•only our board of directors, Chairperson, or CEO or any stockholders who have owned continuously for at least one year not less than 15 percent of the voting power of all shares of class A common stock outstanding may call a special meeting of stockholders.

ITEM 1B.    Unresolved Staff Comments
Not applicable.
ITEM 2.    Properties
As of September 30, 2023, we owned or leased 144 office locations in 82 countries around the world, including four data centers located in the U.S., the United Kingdom and Singapore. Our corporate headquarters are located in owned and leased premises in the San Francisco Bay Area.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V”. As of November 8, 2023, we had 316 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by brokers and other financial institutions on behalf of our stockholders. There is currently no established public trading market for our class B or C common stock. As of November 8, 2023, there were 1,106 and 381 holders of record of our class B and C common stock, respectively.
On October 24, 2023, our board of directors declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis) payable on December 1, 2023, to holders of record as of November 9, 2023.
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
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
July 1-31, 2023	3	$240.62	3	$8,215
August 1-31, 2023	7	$243.29	7	$6,473
September 1-30, 2023	7	$238.94	7	$4,733
Total	17	$241.03	17
(1)Includes applicable taxes.
(2)The figures in the table reflect transactions according to the trade dates. For purposes of our consolidated financial statements included in this report, the impact of these repurchases is recorded according to the settlement dates.
See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report for further discussion on our share repurchase programs.
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
This section of the report generally discusses fiscal 2023 compared to fiscal 2022. Discussions of fiscal 2022 compared to 2021 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the United States Securities and Exchange Commission.
Overview
Visa is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories among a global set of consumers, merchants, financial institutions and government entities through innovative technologies. We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet, our proprietary advanced transaction processing network. We offer products, solutions and services that facilitate secure, reliable, and efficient money movement for all participants in the ecosystem.
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	For the Years Ended September 30,			% Change(1)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions, except percentages and per share data)
Net revenues	$32,653	$29,310	$24,105	11%	22%
Operating expenses	$11,653	$10,497	$8,301	11%	26%
Net income	$17,273	$14,957	$12,311	15%	21%
Diluted earnings per share	$8.28	$7.00	$5.63	18%	24%

Non-GAAP operating expenses(2)	$10,481	$9,387	$8,077	12%	16%
Non-GAAP net income(2)	$18,280	$16,034	$12,933	14%	24%
Non-GAAP diluted earnings per share(2)	$8.77	$7.50	$5.91	17%	27%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Disruption in the Banking Sector. During fiscal 2023, certain U.S. banks failed, which caused volatility in the global financial markets. These events did not have an impact on our operating results. We continuously monitor and manage balance sheet and operational risks from clients in our portfolio, including their settlement obligations.
Russia & Ukraine. During fiscal 2022, economic sanctions were imposed on Russia by the U.S., European Union, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. In March 2022, we suspended our operations in Russia and as a result, are no longer generating revenue from domestic and cross-border activities related to Russia. For fiscal 2022 and 2021, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, were approximately 2% and 4% of our consolidated net revenues, respectively.
The continuing effects of the liquidity issues at certain financial institutions and the war in Ukraine are difficult to predict due to numerous uncertainties identified in Part I, Item 1A of this report. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for fiscal 2023. Net revenues increased 11% over the prior year, primarily due to the year-over-year growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. Exchange rate movements lowered our net revenues growth by approximately one-and-a-half percentage points.
GAAP operating expenses increased 11% over the prior year, primarily driven by higher expenses related to personnel. See Results of Operations—Operating Expenses below for further discussion. Non-GAAP operating expenses increased 12% over the prior year, primarily driven by higher expenses related to personnel.

Pending acquisition. In June 2023, we entered into a definitive agreement to acquire Pismo Holdings (Pismo), a cloud-native issuer processing and core banking platform with operations in Latin America, Asia Pacific and Europe, for $1.0 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory reviews and approvals.
Interchange multidistrict litigation. During fiscal 2023, we recorded additional accruals of $906 million to address claims associated with the interchange multidistrict litigation. We also made deposits of $1.0 billion into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Potential exchange offer program. In September 2023, we announced that we are engaging with our common stockholders on the subject of potential amendments to our certificate of incorporation that would authorize Visa to conduct an exchange offer program that would have the effect of releasing transfer restrictions on portions of our class B common stock prior to the final resolution of the U.S. covered litigation. See our current report on Form 8-K filed with the SEC on September 13, 2023.
Common stock repurchases. In October 2022, our board of directors authorized a $12.0 billion share repurchase program. During fiscal 2023, we repurchased 55 million shares of our class A common stock in the open market for $12.2 billion. As of September 30, 2023, our share repurchase program had remaining authorized funds of $5.0 billion. In October 2023, our board of directors authorized a new $25.0 billion share repurchase program, providing multi-year flexibility. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
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
•Gains and losses on equity investments. Gains and losses on equity investments include periodic non-cash fair value adjustments and gains and losses upon sale of an investment. These long-term investments are strategic in nature and are primarily private company investments. Gains and losses associated with these investments are tied to the performance of the companies that we invest in and therefore do not correlate to the underlying performance of our business.
•Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of amortization of intangible assets such as developed technology, customer relationships and brands acquired in connection with business combinations executed beginning in fiscal 2019. Amortization charges for our acquired intangible assets are non-cash and are significantly affected by the timing, frequency and size of our acquisitions, rather than our core operations. As such, we have excluded this amount to facilitate an evaluation of our current operating performance and comparison to our past operating performance.
•Acquisition-related costs. Acquisition-related costs consist primarily of one-time transaction and integration costs associated with our business combinations. These costs include professional fees, technology integration fees, restructuring activities and other direct costs related to the purchase and integration of acquired entities. These costs also include retention equity and deferred equity compensation when they are agreed upon as part of the purchase price of the transaction but are required to be recognized as expense post-combination. We have excluded these amounts as the expenses are recognized for a limited duration and do not reflect the underlying performance of our business.

•Litigation provision. We recorded additional accruals to address claims associated with the interchange multidistrict litigation. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B common stock ultimately convert into shares of class A common stock. For fiscal 2023 and 2022, basic earnings per class A common stock was unchanged and increased $0.01, respectively, as a result of the downward adjustments of the class B common stock conversion rate during the fiscal years. For fiscal 2023 and 2022, diluted earnings per class A common stock remained unchanged. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
•Russia-Ukraine charges. We recorded a loss within general and administrative expense from the deconsolidation of our Russian subsidiary and also incurred charges in personnel expense as a result of steps taken to support our employees in Russia and Ukraine. We have excluded these amounts as they are one-time charges and do not reflect the underlying performance of our business.
•Remeasurement of deferred tax balances. In connection with the UK enacted legislation on June 10, 2021 that increased the tax rate from 19% to 25%, effective April 1, 2023, we remeasured our UK deferred tax liabilities, resulting in the recognition of a non-recurring, non-cash income tax expense.
•Indirect taxes. We recognized a one-time charge within general and administrative expense to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable law. This one-time charge is not representative of our ongoing operations.
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

	For the Year Ended September 30, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$11,653	$37	$3,764	17.9%	$17,273	$8.28
(Gains) losses on equity investments, net	—	104	23		81	0.04
Amortization of acquired intangible assets	(176)	—	38		138	0.07
Acquisition-related costs	(90)	—	7		83	0.04
Litigation provision	(906)	—	201		705	0.34
Non-GAAP	$10,481	$141	$4,033	18.1%	$18,280	$8.77

	For the Year Ended September 30, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$10,497	$(677)	$3,179	17.5%	$14,957	$7.00
(Gains) losses on equity investments, net	—	264	67		197	0.09
Amortization of acquired intangible assets	(120)	—	26		94	0.04
Acquisition-related costs	(69)	—	9		60	0.03
Litigation provision	(861)	—	191		670	0.31
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$9,387	$(413)	$3,476	17.8%	$16,034	$7.50

	For the Year Ended September 30, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$8,301	$259	$3,752	23.4%	$12,311	$5.63
(Gains) losses on equity investments, net	—	(712)	(159)		(553)	(0.25)
Amortization of acquired intangible assets	(51)	—	12		39	0.02
Acquisition-related costs	(21)	—	4		17	0.01
Remeasurement of deferred tax balances	—	—	(1,007)		1,007	0.46
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$8,077	$(453)	$2,642	17.0%	$12,933	$5.91
(1)Determined by applying applicable tax rates.
(2)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
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

The following tables present nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)
	2023	2022	% Change(2)	2023	2022	% Change(2)	2023	2022	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$2,230	$2,047	9%	$2,810	$2,695	4%	$5,040	$4,742	6%
Consumer debit(3)	2,822	2,619	8%	2,668	2,728	(2%)	5,490	5,346	3%
Commercial(4)	993	882	13%	551	500	10%	1,544	1,382	12%
Total nominal payments volume(2)	$6,045	$5,548	9%	$6,029	$5,922	2%	$12,074	$11,470	5%
Cash volume(5)	608	631	(4%)	1,844	1,929	(4%)	2,453	2,560	(4%)
Total nominal volume(2),(6)	$6,653	$6,179	8%	$7,873	$7,851	—%	$14,526	$14,030	4%

	U.S.			International			Visa Inc.
	Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)
	2022	2021	% Change(2)	2022	2021	% Change(2)	2022	2021	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$2,047	$1,641	25%	$2,695	$2,398	12%	$4,742	$4,039	17%
Consumer debit(3)	2,619	2,388	10%	2,728	2,443	12%	5,346	4,830	11%
Commercial(4)	882	696	27%	500	407	23%	1,382	1,104	25%
Total nominal payments volume(2)	$5,548	$4,725	17%	$5,922	$5,248	13%	$11,470	$9,973	15%
Cash volume(5)	631	635	(1%)	1,929	1,925	—%	2,560	2,559	—%
Total nominal volume(2),(6)	$6,179	$5,360	15%	$7,851	$7,172	9%	$14,030	$12,532	12%
The following table presents the change in nominal and constant payments and cash volume:

	International				Visa Inc.
	Twelve Months Ended June 30, 2023 vs 2022(1),(2)		Twelve Months Ended June 30, 2022 vs 2021(1),(2)		Twelve Months Ended June 30, 2023 vs 2022(1),(2)		Twelve Months Ended June 30, 2022 vs 2021(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	4%	13%	12%	15%	6%	11%	17%	19%
Consumer debit growth(3)	(2%)	4%	12%	15%	3%	6%	11%	12%
Commercial growth(4)	10%	20%	23%	27%	12%	15%	25%	27%
Total payments volume growth	2%	9%	13%	16%	5%	9%	15%	17%
Cash volume growth(5)	(4%)	1%	—%	4%	(4%)	—%	—%	3%
Total volume growth	—%	7%	9%	13%	4%	7%	12%	14%
(1)Service revenues in a given quarter are primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the twelve months ended September 30, 2023, 2022 and 2021, were based on nominal payments volume reported by our financial institution clients for the twelve months ended June 30, 2023, 2022 and 2021, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table presents the number of processed transactions:

	For the Years Ended September 30,			% Change(1)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions, except percentages)
Visa processed transactions	212,579	192,530	164,734	10%	17%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenues
Our net revenues are primarily generated from payments volume on Visa products for purchased goods and services, as well as the number of transactions processed on our network. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report for further discussion on the components of our net revenues.
The following table presents our net revenues earned in the U.S. and internationally:

	For the Years Ended September 30,			% Change(1)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions, except percentages)
U.S.	$14,138	$12,851	$11,160	10%	15%
International	18,515	16,459	12,945	12%	27%
Net revenues	$32,653	$29,310	$24,105	11%	22%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased in fiscal 2023 primarily due to the year-over-year growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. In fiscal 2023, exchange rate movements lowered our net revenues growth by approximately one-and-a-half percentage points.
The following table presents the components of our net revenues:

	For the Years Ended September 30,			% Change(1)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions, except percentages)
Service revenues	$14,826	$13,361	$11,475	11%	16%
Data processing revenues	16,007	14,438	12,792	11%	13%
International transaction revenues	11,638	9,815	6,530	19%	50%
Other revenues	2,479	1,991	1,675	24%	19%
Client incentives	(12,297)	(10,295)	(8,367)	19%	23%
Net revenues	$32,653	$29,310	$24,105	11%	22%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 5% growth in nominal payments volume and due to business mix. Service revenues increased over the prior-year comparable fiscal year despite the impact of our suspension of operations in Russia.

•Data processing revenues increased primarily due to 10% growth in processed transactions, select pricing modifications and growth in value added services. Data processing revenues increased over the prior-year comparable fiscal year despite the impact of our suspension of operations in Russia.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes of 23%, excluding transactions within Europe, and select pricing modifications, partially offset by business mix and lower volatility of a broad range of currencies.
•Other revenues increased primarily due to growth in marketing and consulting services and select pricing modifications.
•Client incentives increased primarily due to growth in payments volume during fiscal 2023. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
Our operating expenses consist of the following:
•Personnel expenses include salaries, employee benefits, incentive compensation, share-based compensation and contractor expenses.
•Marketing expenses include expenses associated with advertising and marketing campaigns, sponsorships and other related promotions of the Visa brand and client marketing.
•Network and processing expenses mainly represent expenses for the operation of our processing network, including maintenance, equipment rental and fees for other data processing services.
•Professional fees mainly consist of fees for legal, consulting and other professional services.
•Depreciation and amortization expenses include amortization of internally developed and purchased software, depreciation expense for property and equipment and amortization of finite-lived intangible assets primarily obtained through acquisitions.
•General and administrative expenses consist mainly of card benefits such as costs associated with airport lounge access, extended cardholder protection and concierge services, facilities costs, travel and meeting costs, indirect taxes, foreign exchange gains and losses and other corporate expenses incurred in support of our business.
•Litigation provision represents litigation expenses and is an estimate based on management’s understanding of our litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss.

The following table presents the components of our total operating expenses:

	For the Years Ended September 30,			% Change(1)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions, except percentages)
Personnel	$5,831	$4,990	$4,240	17%	18%
Marketing	1,341	1,336	1,136	—%	18%
Network and processing	736	743	730	(1%)	2%
Professional fees	545	505	403	8%	25%
Depreciation and amortization	943	861	804	9%	7%
General and administrative	1,330	1,194	985	11%	21%
Litigation provision	927	868	3	7%	NM
Total operating expenses(2)	$11,653	$10,497	$8,301	11%	26%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)Operating expenses include significant items that we do not believe are indicative of our operating performance. See Overview within this Item 7.
•Personnel expenses increased primarily due to higher number of employees and compensation, reflecting our strategy to invest in future growth, including acquisitions.
•Depreciation and amortization expenses increased primarily due to additional depreciation and amortization from our on-going investments and acquisitions.
•General and administrative expenses increased due to unfavorable foreign currency fluctuations, higher usage of travel related card benefits and travel expenses, partially offset by the absence of expenses as a result of the suspension of our operations in Russia.
•Litigation provision increased primarily due to higher accruals related to the U.S. covered litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters included in Item 8 of this report.
Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest expense related to borrowings, gains and losses on investments and derivative instruments, interest expense from tax liabilities, as well as the non-service components of net periodic pension income and expense.
The following table presents the components of our non-operating income (expense):

	For the Years Ended September 30,			% Change(1)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions, except percentages)
Interest expense	$(644)	$(538)	$(513)	20%	5%
Investment income (expense) and other	681	(139)	772	(592%)	(118%)
Total non-operating income (expense)	$37	$(677)	$259	(105%)	(361%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased primarily due to losses from derivative instruments, partially offset by lower interest related to indirect taxes and lower outstanding debt. See Note 10—Debt and Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.

•Investment income (expense) and other increased primarily due to higher interest income on our cash and investments and lower losses on our investments. See Note 6—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8 of this report.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	For the Years Ended September 30,
	2023	2022	2021
Effective income tax rate	18%	18%	23%
The effective income tax rates in fiscal 2023 and fiscal 2022 were 18% including the following:
•during fiscal 2023, a $142 million tax benefit related to prior years due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination; and
•during fiscal 2022, a $176 million tax benefit related to prior years due to a decrease in the state apportionment ratio as a result of a tax position taken related to a ruling.
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
Cash Flow Data
The following table summarizes our cash flow activity:

	For the Years Ended September 30,
	2023	2022	2021
	(in millions)
Total cash provided by (used in):
Operating activities	$20,755	$18,849	$15,227
Investing activities	$(2,006)	$(4,288)	$(152)
Financing activities	$(17,772)	$(12,696)	$(14,410)
Operating activities. Cash provided by operating activities in fiscal 2023 was higher than the prior fiscal year primarily due to growth in our underlying business, partially offset by higher incentive payments.
Investing activities. Cash used in investing activities in fiscal 2023 was lower than the prior fiscal year primarily due to the absence of cash paid for acquisitions, cash received from the settlement of net investment hedge derivative instruments in the current year and lower purchases of investment securities, partially offset by lower sales and maturities of investment securities.
Financing activities. Cash used in financing activities in fiscal 2023 was higher than the prior fiscal year primarily due to the absence of proceeds from the issuance of senior notes, higher principal debt payment upon maturity of our senior notes, higher dividends paid and higher share repurchases.
Sources of Liquidity
Cash, cash equivalents and investments. As of September 30, 2023, our cash and cash equivalents balance were $16.3 billion and our available-for-sale debt securities were $5.4 billion. Our investment portfolio is designed to invest cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio consists of debt securities issued by the U.S. Treasury and U.S. government-sponsored agencies. $3.5 billion of the investments are classified as current and are available to meet short-term liquidity needs. The remaining non-

current investments have stated maturities of more than one year from the balance sheet date; however, they are also generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. As of September 30, 2023, we had no outstanding obligations under the program. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Credit facility. We have an unsecured $7.0 billion revolving credit facility, which expires in May 2028. As of September 30, 2023, there were no amounts outstanding under the credit facility. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
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
Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2023, we were not required to fund settlement-related working capital. As of September 30, 2023, we held $10.1 billion of our total available liquidity to fund daily settlement in the event one or more of our financial institution clients are unable to settle, with the remaining liquidity available to support our working capital and other liquidity needs. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
Litigation. Judgments in and settlements of litigation or other fines imposed in investigations and proceedings could give rise to future liquidity needs. During fiscal 2023, we deposited $1.0 billion into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of September 30, 2023 was $1.8 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Common stock repurchases. During fiscal 2023, we repurchased shares of our class A common stock in the open market for $12.2 billion. As of September 30, 2023, our share repurchase program had remaining authorized funds of $5.0 billion. In October 2023, our board of directors authorized a new $25.0 billion share repurchase program, providing multi-year flexibility. Share repurchases will be executed at prices we deem appropriate subject to various factors, including market conditions and our financial performance, and may be effected through accelerated share repurchase programs, open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Dividends. During fiscal 2023, we declared and paid $3.8 billion in dividends to holders of our common and preferred stock. On October 24, 2023, our board of directors declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). We expect to pay approximately $1.1 billion in connection with this dividend on December 1, 2023. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. As of September 30, 2023, we had an outstanding aggregate principal amount relating to our senior notes of $20.9 billion. During fiscal 2023, we repaid $2.25 billion of principal upon maturity of our December 2022 senior notes. Since the issuance of the $500 million green bond as part of our commitment to environmental sustainability and a sustainable payments ecosystem, we have allocated $391 million to eligible green projects. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Client incentives. As of September 30, 2023, we had short-term and long-term liabilities recorded on the consolidated balance sheet related to these agreements of $8.2 billion and $0.2 billion, respectively.
Uncertain tax positions. As of September 30, 2023, we had long-term liabilities for uncertain tax positions of $1.6 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Pending acquisition. In June 2023, we entered into a definitive agreement to acquire Pismo for $1.0 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory reviews and approvals.
Purchase obligations. As of September 30, 2023, we had short-term and long-term obligations of $1.7 billion and $0.9 billion, respectively, related to agreements to purchase goods and services that specify significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent. For future obligations related to software licenses, see Note 18—Commitments to our consolidated financial statements included in Item 8 of this report.
Leases. As of September 30, 2023, we had short-term and long-term obligations of $12 million and $421 million, respectively, related to leases that have not yet commenced. For future lease payments related to leases that have commenced and are recognized in the consolidated balance sheet, see Note 9—Leases to our consolidated financial statements included in Item 8 of this report.
Tax Cuts and Jobs Act. As of September 30, 2023, we had short-term and long-term obligations of $162 million and $431 million, respectively, related to the estimated transition tax, net of foreign tax credit carryovers, on certain foreign earnings of non-U.S. subsidiaries recognized during fiscal 2018.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require us to make judgments, assumptions and estimates that affect the amounts reported. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report. We have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. However, actual results could differ from our assumptions and estimates, and such differences could be material.
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
Impact if actual results differ from assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded, and we were unable to realize this benefit, it could have a material adverse effect on our financial condition, results of operations or cash flows.
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
As of September 30, 2023 and 2022, the effect of a hypothetical 10% weakening in the value of the functional currencies is estimated to create an additional fair value loss of approximately $236 million and $220 million, respectively, on our outstanding foreign currency forward contracts. The loss from this hypothetical weakening would be largely offset by a corresponding gain on our cash flows from foreign currency-denominated revenues and payments. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
We are further exposed to foreign currency exchange rate risk related to translation as the functional currency of Visa Europe is the Euro. Translation from the Euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. A hypothetical 10% change in the Euro against the U.S. dollar compared to the exchange rate as of September 30, 2023 and 2022 would result in a foreign currency translation adjustment of $1.9 billion and $1.8 billion, respectively.
As of September 30, 2023 and 2022, we designated €3.0 billion and €1.2 billion, respectively, of our Euro-denominated senior notes as a net investment hedge against a portion of the foreign exchange rate exposure from our net investment in Visa Europe. Foreign currency translation adjustments resulting from the designated portion of the Euro-denominated senior notes partially offset the foreign currency translation adjustments resulting from our net investment in Visa Europe. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
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

Interest Rate Risk
Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As of September 30, 2023 and 2022, a hypothetical 100 basis point increase in interest rates would create an estimated decrease in the fair value of our investment securities of approximately $43 million and $47 million, respectively. Any realized losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. Historically, we have been able to hold investments until maturity.
We have interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allow us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into U.S. dollar and Euro-denominated floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. As of September 30, 2023 and 2022, a hypothetical 100 basis point increase in interest rates would have resulted in an increase of approximately $40 million in annual interest expense for each fiscal year. See Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
Equity Investment Risk
Our equity investments are held in both marketable and non-marketable equity securities. The marketable equity securities are publicly traded stocks and the non-marketable equity securities are investments in privately held companies. As of September 30, 2023 and 2022, the carrying value of our marketable equity securities was $163 million and $291 million, respectively, and the carrying value of our non-marketable equity securities was $1.4 billion and $1.2 billion, respectively. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. A decline in financial condition or operating results of these investments could result in a loss of all or a substantial part of our carrying value in these companies. We regularly review our non-marketable equity securities for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

ITEM 8.    Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the litigation accrual for class members opting out of the Damages Class settlement in the Interchange Multidistrict Litigation (MDL)
As discussed in Notes 5 and 20 to the consolidated financial statements, the Company is party to various legal proceedings including the Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions, and has recorded a litigation accrual of $1,621 million as of September 30, 2023. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and estimate the amount of such loss, if any. The outcome of legal proceedings to which the Company is a party is not within the complete control of the Company and may not be known for prolonged periods of time.
We identified the assessment of the litigation accrual for class members opting out of the Damages Class settlement in the Interchange Multidistrict Litigation (MDL), also known as the MDL – Individual Merchant Actions, as a critical audit matter. This proceeding involves claims that are subject to inherent uncertainties and unascertainable damages. The assessment of the litigation accrual for the MDL – Individual Merchant Actions required especially challenging auditor judgment due to the assumptions and estimation associated with the consideration and evaluation of possible outcomes. The Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of merchants’ claims, which could have a material effect on the estimated amount of the liability in the period in which the effect becomes probable and reasonably estimable.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s litigation accrual process for the MDL – Individual Merchant Actions. We evaluated the Company’s ability to estimate its monetary exposure by comparing historically recorded liabilities to actual monetary amounts incurred upon resolution of legal matters for merchants that opted out of the previous MDL class settlement. To assess the estimated monetary exposure in the Company’s analysis, we compared such amounts to the complete population of amounts attributable to the remaining opt-out merchants. We performed a sensitivity analysis over the Company’s monetary exposure calculations, and we recalculated the amount of the ending litigation accrual. We read letters received directly from the Company’s external legal counsel and internal legal counsel that discussed the Company’s legal matters, including the MDL – Individual Merchant Actions. We also considered relevant publicly available information.

Report of Independent Registered Public Accounting Firm—(Continued)

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Santa Clara, California
November 15, 2023

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	2022
	(in millions, except per share data)
Assets
Cash and cash equivalents	$16,286	$15,689
Restricted cash equivalents—U.S. litigation escrow	1,764	1,449
Investment securities	3,842	2,833
Settlement receivable	2,183	1,932
Accounts receivable	2,291	2,020
Customer collateral	3,005	2,342
Current portion of client incentives	1,577	1,272
Prepaid expenses and other current assets	2,584	2,668
Total current assets	33,532	30,205
Investment securities	1,921	2,136
Client incentives	3,789	3,348
Property, equipment and technology, net	3,425	3,223
Goodwill	17,997	17,787
Intangible assets, net	26,104	25,065
Other assets	3,731	3,737
Total assets	$90,499	$85,501
Liabilities
Accounts payable	$375	$340
Settlement payable	3,269	3,281
Customer collateral	3,005	2,342
Accrued compensation and benefits	1,506	1,359
Client incentives	8,177	6,099
Accrued liabilities	5,015	3,726
Current maturities of debt	—	2,250
Accrued litigation	1,751	1,456
Total current liabilities	23,098	20,853
Long-term debt	20,463	20,200
Deferred tax liabilities	5,114	5,332
Other liabilities	3,091	3,535
Total liabilities	51,766	49,920
Commitments and contingencies (Note 18 and Note 20)
Equity
Series A, Series B and Series C convertible participating preferred stock (preferred stock), $0.0001 par value: 25 shares authorized and 5 (Series A less than one, Series B 2, Series C 3) shares issued and outstanding as of September 30, 2023 and 2022	1,698	2,324
Class A, Class B and Class C common stock and additional paid-in capital, $0.0001 par value: 2,003,341 shares authorized (Class A 2,001,622, Class B 622, Class C 1,097); 1,849 (Class A 1,594, Class B 245, Class C 10) and 1,890 (Class A 1,635, Class B 245, Class C 10) shares issued and outstanding as of September 30, 2023 and 2022, respectively	20,452	19,545
Right to recover for covered losses	(140)	(35)
Accumulated income	18,040	16,116
Accumulated other comprehensive income (loss):
Investment securities	(64)	(106)
Defined benefit pension and other postretirement plans	(155)	(169)
Derivative instruments	(177)	418
Foreign currency translation adjustments	(921)	(2,512)
Total accumulated other comprehensive income (loss)	(1,317)	(2,369)
Total equity	38,733	35,581
Total liabilities and equity	$90,499	$85,501
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2023	2022	2021
	(in millions, except per share data)
Net revenues	$32,653	$29,310	$24,105

Operating Expenses
Personnel	5,831	4,990	4,240
Marketing	1,341	1,336	1,136
Network and processing	736	743	730
Professional fees	545	505	403
Depreciation and amortization	943	861	804
General and administrative	1,330	1,194	985
Litigation provision	927	868	3
Total operating expenses	11,653	10,497	8,301
Operating income	21,000	18,813	15,804

Non-operating Income (Expense)
Interest expense	(644)	(538)	(513)
Investment income (expense) and other	681	(139)	772
Total non-operating income (expense)	37	(677)	259
Income before income taxes	21,037	18,136	16,063
Income tax provision	3,764	3,179	3,752
Net income	$17,273	$14,957	$12,311

Basic Earnings Per Share
Class A common stock	$8.29	$7.01	$5.63
Class B common stock	$13.26	$11.33	$9.14
Class C common stock	$33.17	$28.03	$22.53

Basic Weighted-average Shares Outstanding
Class A common stock	1,618	1,651	1,691
Class B common stock	245	245	245
Class C common stock	10	10	10

Diluted Earnings Per Share
Class A common stock	$8.28	$7.00	$5.63
Class B common stock	$13.24	$11.31	$9.13
Class C common stock	$33.13	$28.00	$22.51

Diluted Weighted-average Shares Outstanding
Class A common stock	2,085	2,136	2,188
Class B common stock	245	245	245
Class C common stock	10	10	10

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2023	2022	2021
	(in millions)
Net income	$17,273	$14,957	$12,311
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	53	(133)	(4)
Income tax effect	(11)	28	1
Reclassification adjustments	—	—	(1)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	6	(168)	178
Income tax effect	—	38	(41)
Reclassification adjustments	10	13	13
Income tax effect	(2)	(3)	(3)
Derivative instruments:
Net unrealized gain (loss)	(126)	917	19
Income tax effect	24	(177)	(1)
Reclassification adjustments	49	(67)	15
Income tax effect	(24)	2	1
Foreign currency translation adjustments:
Translation adjustments	975	(3,255)	(95)
Income tax effect	98	—	—
Other comprehensive income (loss)	1,052	(2,805)	82
Comprehensive income	$18,325	$12,152	$12,393

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890	$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income								17,273		17,273
Other comprehensive income (loss)									1,052	1,052
VE territory covered losses incurred							(136)			(136)
Recovery through conversion rate adjustment			(30)				31			1
Conversion to class A common stock upon sales into public market	—	(2)	(596)		10	596				—
Share-based compensation						765				765
Stock issued under equity plans					5	260				260
Restricted stock and performance-based shares settled in cash for taxes					(1)	(130)				(130)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock								(3,751)		(3,751)
Repurchase of class A common stock					(55)	(584)		(11,598)		(12,182)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452	$(140)	$18,040	$(1,317)	$38,733
(1)As of September 30, 2023 and 2022, the book value of series A preferred stock was $456 million and $1.0 billion, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2021	5		$3,080	(1)	1,932		$18,855	$(133)	$15,351	$436	$37,589
Net income									14,957		14,957
Other comprehensive income (loss)										(2,805)	(2,805)
VE territory covered losses incurred								(43)			(43)
Recovery through conversion rate adjustment			(141)					141			—
Issuance of series A preferred stock	—	(2)	(3)								(3)
Conversion to class A common stock upon sales into public market	—	(2)	(612)		10		612				—
Share-based compensation							602				602
Stock issued under equity plans					4		196				196
Restricted stock and performance-based shares settled in cash for taxes					—	(2)	(120)				(120)
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock									(3,203)		(3,203)
Repurchase of class A common stock					(56)		(600)		(10,989)		(11,589)
Balance as of September 30, 2022	5		$2,324	(1)	1,890		$19,545	$(35)	$16,116	$(2,369)	$35,581
(1)As of September 30, 2022 and 2021, the book value of series A preferred stock was $1.0 billion and $486 million, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock			Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2020	5		$5,086	1,939	$16,721	$(39)	$14,088	$354	$36,210
Net income							12,311		12,311
Other comprehensive income (loss)								82	82
Adoption of new accounting standards							3		3
VE territory covered losses incurred						(147)			(147)
Recovery through conversion rate adjustment			(55)			53			(2)
Conversion to class A common stock upon sales into public market	—	(1)	(1,951)	29	1,951				—
Share-based compensation					542				542
Stock issued under equity plans				5	208				208
Restricted stock and performance-based shares settled in cash for taxes				(1)	(144)				(144)
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock							(2,798)		(2,798)
Repurchase of class A common stock				(40)	(423)		(8,253)		(8,676)
Balance as of September 30, 2021	5		$3,080	1,932	$18,855	$(133)	$15,351	$436	$37,589
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2023	2022	2021
	(in millions)
Operating Activities
Net income	$17,273	$14,957	$12,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	12,297	10,295	8,367
Share-based compensation	765	602	542
Depreciation and amortization	943	861	804
Deferred income taxes	(483)	(336)	873
VE territory covered losses incurred	(136)	(43)	(147)
(Gains) losses on equity investments, net	104	264	(712)
Other	14	(94)	(109)
Change in operating assets and liabilities:
Settlement receivable	(160)	(397)	(468)
Accounts receivable	(250)	(97)	(343)
Client incentives	(11,014)	(9,351)	(7,510)
Other assets	(24)	(666)	(147)
Accounts payable	34	67	88
Settlement payable	(194)	1,256	679
Accrued and other liabilities	1,291	1,055	929
Accrued litigation	295	476	70
Net cash provided by (used in) operating activities	20,755	18,849	15,227
Investing Activities
Purchases of property, equipment and technology	(1,059)	(970)	(705)
Investment securities:
Purchases	(4,363)	(5,997)	(5,111)
Proceeds from maturities and sales	3,160	4,585	5,701
Acquisitions, net of cash and restricted cash acquired	—	(1,948)	(75)
Purchases of other investments	(121)	(86)	(71)
Settlement of derivative instruments	402	—	—
Other investing activities	(25)	128	109
Net cash provided by (used in) investing activities	(2,006)	(4,288)	(152)
Financing Activities
Repurchase of class A common stock	(12,101)	(11,589)	(8,676)
Repayments of debt	(2,250)	(1,000)	(3,000)
Dividends paid	(3,751)	(3,203)	(2,798)
Proceeds from issuance of senior notes	—	3,218	—
Cash proceeds from issuance of class A common stock under equity plans	260	196	208
Restricted stock and performance-based shares settled in cash for taxes	(130)	(120)	(144)
Other financing activities	200	(198)	—
Net cash provided by (used in) financing activities	(17,772)	(12,696)	(14,410)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	636	(1,287)	(37)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,613	578	628
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	20,377	19,799	19,171
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$21,990	$20,377	$19,799
Supplemental Disclosure
Cash paid for income taxes, net	$3,433	$3,741	$3,012
Interest payments on debt	$617	$607	$643
Accruals related to purchases of property, equipment and technology	$96	$56	$41
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (Visa or the Company), is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories. Visa operates one of the world’s largest electronic payments networks — VisaNet — which provides transaction processing services (primarily authorization, clearing and settlement). The Company offers products, solutions and services that facilitate secure, reliable and efficient money movement for participants in the ecosystem. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
During fiscal 2022, economic sanctions were imposed on Russia, impacting Visa and its clients. In March 2022, the Company suspended its operations in Russia and deconsolidated its Russian subsidiary.
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
Restricted cash equivalents—U.S. litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters for a discussion of the U.S. covered litigation. The escrow funds are held in money market investments, and classified as restricted cash equivalents on the consolidated balance sheets. Interest earned on escrow funds is recognized in investment income (expense) and other on the consolidated statements of operations.
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
Marketable equity securities. Marketable equity securities, which are reported in investment securities on the consolidated balance sheets, include investments in publicly traded companies as well as mutual fund investments related to various employee compensation and benefit plans. Interest and dividend income as well as gains and losses, realized and unrealized, from changes in fair value are recognized in investment income (expense) and other on the consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
Available-for-sale debt securities. The Company’s investments in debt securities, which are classified as available-for-sale and reported in investment securities or cash and cash equivalents on the consolidated balance sheets, include U.S. government-sponsored debt securities and U.S. Treasury securities. These securities are recorded at cost at the time of purchase and are carried at fair value. The Company considers these securities to be available-for-sale to meet working capital and liquidity needs. Investments with stated maturities of less than one year from the balance sheet date, or investments that the Company intends to sell within one year, are classified as current assets, while all other securities are classified as non-current assets. Unrealized gains and losses are reported in other comprehensive income (loss). The specific identification method is used to calculate realized gain or loss on the sale of securities, which is recorded in investment income (expense) and other on the consolidated statements of operations. Interest income is recognized when earned and is included in investment income (expense) and other on the consolidated statements of operations.
The Company evaluates its debt securities for impairment on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, the Company recognizes an impairment in investment income (expense) and other on the consolidated statements of operations if it has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. In addition, if the Company identifies that the decline in fair value has resulted from credit losses, the credit loss component is recognized as an allowance on the consolidated balance sheets and in investment income (expense) and other on the consolidated statements of operations. The non-credit loss component remains in accumulated other comprehensive income (loss) until realized from a sale or subsequent impairment.
Non-marketable equity securities. The Company’s non-marketable equity securities, which are reported in other assets on the consolidated balance sheets, include investments in privately held entities without readily determinable fair values. All gains and losses on non-marketable equity securities are recognized in investment income (expense) and other on the consolidated statements of operations.
The Company applies the equity method of accounting when it does not have control but has the ability to exercise significant influence over the entity. Under the equity method, the Company’s share of each entity’s profit or loss is recognized in investment income (expense) and other on the consolidated statements of operations.
The Company applies the fair value measurement alternative for equity securities in certain other entities when it does not have the ability to exercise significant influence over the entity. The Company adjusts the carrying value of these equity securities to fair value when orderly transactions for identical or similar investments of the same issuer are observable.
The Company regularly reviews investments accounted for under the equity method and the fair value measurement alternative for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.
Financial instruments. The Company considers the following to be financial instruments: cash, cash equivalents, restricted cash, restricted cash equivalents, investment securities, settlement receivable and payable, accounts receivable, customer collateral, non-marketable equity securities and derivative instruments. See Note 6—Fair Value Measurements and Investments.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure that their performance of settlement obligations arising from Visa payment services are processed in accordance with the Company’s operating rules. The cash collateral assets are restricted and fully offset by corresponding liabilities, and both balances are presented on the consolidated balance sheets. Pledged securities are held by a custodian in accounts under the Company’s name and ownership. The Company does not have the right to repledge these securities, but may sell these securities in the event of default by the client on its settlement obligations. Letters of credit are provided primarily by a client’s financial institutions to serve as irrevocable guarantees of payment. Guarantees are provided primarily by a client’s parent to secure the obligations of its subsidiaries. The Company routinely evaluates the financial viability of institutions providing the letters of credit and guarantees. See Note 12—Settlement Guarantee Management.
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
Lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company does not combine lease payments with non-lease components for any of its leases. Operating leases are recorded as ROU assets, which are included in other assets on the consolidated balance sheets. The current portion of lease liabilities are included in accrued liabilities and the long-term portion is included in other liabilities on the consolidated balance sheets. The Company’s lease cost is included in general and administrative expense on the consolidated statements of operations and consists of amounts recognized under lease agreements, adjusted for impairment and sublease income.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
Intangible assets, net and goodwill. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.
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
The Company performed its annual impairment review of indefinite-lived intangible assets and goodwill as of February 1, 2023, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2023. See Note 8—Intangible Assets and Goodwill.
Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective and based on a number of factors, including the specifics of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with internal and external legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company’s estimates. The Company expenses legal costs as incurred in professional fees on the consolidated statements of operations. See Note 20—Legal Matters.
Revenue recognition. The Company’s net revenues are comprised principally of the following categories: service revenues, data processing revenues, international transaction revenues and other revenues, reduced by client incentives. As a payments network service provider, the Company’s obligation to the customer is to stand ready to provide continuous access to Visa’s payments network over the contractual term, facilitate the processing of payment transactions, including authorization, clearing and settlement, and deliver related products and services. The Company delivers its payments network services directly to issuers and acquirers, who provide those services to others within the payments network: the merchants and consumers. The Company considers all parties in Visa’s payments network as customers. The Company earns net revenues primarily from issuers and acquirers. Consideration is variable based primarily upon the amount and type of transactions and payments volume on Visa’s products. The transaction price for each specific service is reported net of discounts attributable to individual services or fees. The Company recognizes revenue, net of sales and other similar taxes, as the payments network services are performed in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payments network services and other performance obligations which are constrained by and dependent upon the future performance of its clients, which are variable in nature. The Company also recognizes revenues, net of sales and other similar taxes, from other value added services, including issuing solutions, acceptance solutions, risk and identity solutions, open banking and advisory services, as these value added services are performed.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Service revenues consist mainly of revenues earned for services provided in support of client usage of Visa payment services. These revenues include fees related to payments volumes. Visa’s obligation is to stand ready to provide continuous access to Visa’s payments network and related services with respect to Visa-branded payments programs. Current quarter service revenues are primarily assessed using a calculation of current quarter’s pricing applied to the prior quarter’s payments volume.
Data processing revenues consist of revenues earned for authorization, clearing, settlement; value added services related to issuing, acceptance, and risk and identity solutions; network access; and other maintenance and support services that facilitate transaction and information processing among the Company’s clients globally. Data processing revenues are recognized in the same period the related transactions occur or services are performed.
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
Other revenues consist mainly of value added services related to advisory, marketing and certain card benefits; license fees for use of the Visa brand or technology; and fees for account holder services, certification and licensing. Other revenues are recognized in the same period the related transactions occur or services are performed.
Client incentives. The Company enters into long-term contracts with financial institution clients, merchants and other business partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, winning merchant routing transactions over to Visa’s network and driving innovation. Incentives are classified as reductions to net revenues within client incentives, unless the incentive is a cash payment made in exchange for a distinct good or service provided by the customer, in which case the payment is classified as operating expense. The Company generally capitalizes upfront and fixed incentive payments as client incentive assets under these agreements when paid and amortizes the amounts as a reduction to revenues ratably over the contractual term. Incentives that are earned by the customer based on performance targets are recorded when earned and disclosed as client incentive liabilities and as reductions to revenues based on management's estimate of each client's future performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. Client incentive assets and liabilities are classified on the consolidated balance sheets as current or long-term based on a 12-month operating cycle.
Marketing. The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Sponsorship costs are recognized over the period in which the Company benefits from the sponsorship rights. Promotional costs are expensed as incurred, when the related services are received, or when the related event occurs.
Income taxes. The Company’s income tax expense consists of two components: current and deferred. Current income tax expense represents taxes paid or payable for the current period. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis of existing assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portions that are not expected to be realized based on the level of historical taxable income, projections of future taxable income over the periods in which the temporary differences are deductible, and qualifying tax planning strategies.
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to uncertain tax positions in interest expense and investment income (expense) and other, respectively, on the consolidated statements of operations. The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. The Company elects to claim foreign tax credits in any given year if such election is beneficial to the Company. See Note 19—Income Taxes.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe Limited (Visa Europe) whose functional currency is the Euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense on the consolidated statements of operations and were not material for fiscal 2023, 2022 and 2021.
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
Derivative and hedging instruments. The Company uses foreign exchange forward derivative contracts to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. The terms of these derivative contracts designated as cash flow hedges are generally no more than 12 months. The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction.
Derivatives are carried at fair value on a gross basis on the consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivative contracts designated as cash flow hedges are recorded in other comprehensive income (loss). When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income (loss) related to that hedge is reclassified to the consolidated statements of operations in the corresponding account where revenue or expense is recorded. Forward points are excluded from effectiveness testing purposes and are reported in earnings. Derivatives designated as cash flow hedges are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets.

The Company holds foreign exchange forward derivative contracts and other non-derivative financial instruments which were designated as net investment hedges against a portion of the Company’s net investment in Visa Europe. The Company also holds interest rate and cross-currency swap agreements on a portion of the outstanding senior notes that allows the Company to manage its interest rate exposure through a combination of fixed and floating rates and reduce the overall cost of borrowing. The Company designated the interest rate swaps as fair value hedges and the cross-currency swaps as net investment hedges. Gains and losses related to hedging instruments for fair value hedges are recognized in interest expense along with a corresponding loss or gain related to the change in the fair value of the underlying hedged item in the same line item on the consolidated statements of operations. Gains and losses related to hedging instruments for net investment hedges are recorded in other comprehensive income (loss). Amounts excluded from the effectiveness testing of net investment hedges are recognized in earnings.
The Company utilizes foreign exchange forward derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currencies. Gains and losses resulting from changes in the fair value of these derivative instruments not designated for hedge accounting are recorded in general and administrative expense on the consolidated statements of operations.
Cash flows associated with a cash flow hedge are classified as an operating activity on the consolidated statements of cash flows. Cash flows associated with a fair value hedge may be included in operating, investing or financing activities depending on the classification of the items being hedged. Cash flows associated with a net investment hedge are classified as an investing activity. See Note 13—Derivative and Hedging Instruments.
Share-based compensation. The Company measures share-based compensation cost at the grant date, net of estimated forfeitures, based on the estimated fair value of the award. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance-based awards is recognized on a graded-vesting basis. The

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
amount is initially estimated based on target performance and is adjusted as appropriate based on management’s best estimate throughout the performance period. See Note 17—Share-based Compensation.
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
Diluted earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock outstanding, participating securities outstanding and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of series A, B and C preferred stock and class B and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Company’s Employee Stock Purchase Plan and the assumed vesting of unearned performance shares. See Note 16—Earnings Per Share.
Recently Adopted Accounting Pronouncement. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Subsequently, the FASB also issued amendments to this standard. The amendments in the ASU are effective upon issuance through December 31, 2024. During fiscal 2023, the Company adopted certain optional expedients provided in this ASU in relation to contract modifications and hedge accounting. The adoption did not have a material impact on the consolidated financial statements.
Note 2—Acquisitions
Pending Acquisition
In June 2023, Visa entered into a definitive agreement to acquire Pismo Holdings, a cloud-native issuer processing and core banking platform with operations in Latin America, Asia Pacific and Europe, for $1.0 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory reviews and approvals.
Fiscal 2022 Acquisitions
Currencycloud. In December 2021, Visa acquired The Currency Cloud Group Limited (Currencycloud), a global platform that enables financial institutions and fintechs to provide innovative cross-border foreign exchange solutions, for a total purchase consideration of $893 million (which includes the fair value of Visa’s previously held equity interest in Currencycloud). The Company allocated $150 million of the purchase consideration to technology, customer relationships, other net assets acquired and deferred tax liabilities and the remaining $743 million to goodwill.
Tink. In March 2022, Visa acquired 100% of the share capital of Tink AB (Tink) for $1.9 billion in cash. Tink is an open banking platform that enables financial institutions, fintechs and merchants to build financial products and services and move money. The acquisition is expected to help accelerate the adoption of open banking around the world by providing a secure, reliable platform for innovation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
The following table summarizes the final purchase price allocation for Tink:

	Purchase Price Allocation	Weighted-Average Useful Life
	(in millions)	(in years)
Technology	$245	4
Customer relationships	90	6
Deferred tax liabilities	(71)
Other net assets acquired (liabilities assumed)	25
Goodwill	1,577
Total	$1,866	5
Goodwill is primarily attributable to synergies expected to be achieved from the acquisition and the assembled workforce. The goodwill recognized is not deductible for tax purposes.
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	For the Years Ended September 30,
	2023	2022	2021
	(in millions)
Service revenues	$14,826	$13,361	$11,475
Data processing revenues	16,007	14,438	12,792
International transaction revenues	11,638	9,815	6,530
Other revenues	2,479	1,991	1,675
Client incentives	(12,297)	(10,295)	(8,367)
Net revenues	$32,653	$29,310	$24,105

	For the Years Ended September 30,
	2023	2022	2021
	(in millions)
U.S.	$14,138	$12,851	$11,160
International	18,515	16,459	12,945
Net revenues	$32,653	$29,310	$24,105
Remaining performance obligations are comprised of deferred revenues and contract revenues that will be invoiced and recognized as revenues in future periods primarily related to value added services. As of September 30, 2023, the remaining performance obligations were $2.9 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	September 30,
	2023	2022
	(in millions)
Cash and cash equivalents	$16,286	$15,689
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,764	1,449
Customer collateral	3,005	2,342
Prepaid expenses and other current assets	935	897
Cash, cash equivalents, restricted cash and restricted cash equivalents	$21,990	$20,377
Prepaid expenses and other current assets include restricted cash and restricted cash equivalents related to funds held by the Company on behalf of clients in segregated bank accounts that generally cannot be withdrawn or used for general operating activities. These amounts are fully offset by corresponding liabilities recorded in accrued liabilities on the Company’s consolidated balance sheets.
Note 5—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation (U.S. covered litigation). These mechanisms are included in and referred to as the U.S. retrospective responsibility plan and consist of a U.S. litigation escrow agreement, the conversion feature of the Company’s shares of class B common stock, the indemnification obligations of the Visa U.S.A. Inc. (Visa U.S.A.) members, an interchange judgment sharing agreement, a loss sharing agreement and an omnibus agreement, as amended.
U.S. covered litigation consists of a number of matters that have been settled or otherwise fully or substantially resolved, as well as the following:
•the Interchange Multidistrict Litigation. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.) or MDL 1720, including all cases currently included in MDL 1720, any other case that includes claims for damages relating to the period prior to the Company’s initial public offering (IPO) that has been or is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction;
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	For the Years Ended September 30,
	2023	2022
	(in millions)
Balance as of beginning of period	$1,449	$894
Deposits into the U.S. litigation escrow account	1,000	850
Payments to opt-out merchants(1), net of interest earned on escrow funds	(685)	(295)
Balance as of end of period	$1,764	$1,449
(1)These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B common stock is subject to dilution through a downward adjustment to the rate at which shares of class B common stock ultimately convert into shares of class A common stock. This has the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count with each deposit amount. See Note 15—Stockholders’ Equity.
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
Loss sharing agreement. Visa has entered into a loss sharing agreement with Visa U.S.A., Visa International and certain Visa U.S.A. members. The loss sharing agreement provides for the indemnification of Visa U.S.A., Visa International and, in certain circumstances, Visa with respect to: (i) the amount of a final judgment paid by Visa U.S.A. or Visa International in the U.S. covered litigation after the operation of the U.S. litigation escrow arrangement, conversion feature of the Company’s class B common stock and interchange judgment sharing agreement, plus any amounts reimbursable to the interchange judgment sharing agreement signatories; or (ii) the damages portion of a settlement of a U.S. covered litigation that is approved as required under Visa U.S.A.’s certificate of incorporation by the vote of Visa U.S.A.’s specified voting members. The several obligation of each bank that is a party to the loss sharing agreement will equal the amount of any final judgment enforceable against Visa U.S.A., Visa International or any other signatory to the interchange judgment sharing agreement, or the amount of any approved settlement of a U.S. covered litigation, multiplied by such bank’s then-current membership proportion as calculated in accordance with Visa U.S.A.’s certificate of incorporation.
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
Omnibus agreement. Visa entered into an omnibus agreement with Mastercard and certain Visa U.S.A. members that confirmed and memorialized the signatories’ intentions with respect to the loss sharing agreement, the interchange judgment sharing agreement and other agreements relating to the interchange multidistrict litigation, see Note 20—Legal Matters. Under the omnibus agreement, the monetary portion of any settlement of the interchange multidistrict litigation covered by the omnibus agreement would be divided into a Mastercard portion at 33.3333% and a Visa portion at 66.6667%. In addition, the monetary portion of any judgment assigned to Visa-

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
related claims in accordance with the omnibus agreement would be treated as a Visa portion. Visa would have no liability for the monetary portion of any judgment assigned to Mastercard-related claims in accordance with the omnibus agreement, and if a judgment is not assigned to Visa-related claims or Mastercard-related claims in accordance with the omnibus agreement, then any monetary liability would be divided into a Mastercard portion at 33.3333% and a Visa portion at 66.6667%. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of the Company’s U.S. retrospective responsibility plan. The litigation provision on the consolidated statements of operations was not impacted by the execution of the omnibus agreement.
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
Litigation management deed. The Company has entered into a litigation management deed with Visa Europe which sets forth the agreed upon procedures for the management of the VE territory covered litigation, the allocation of losses resulting from this litigation (VE territory covered losses) between the series B and C preferred stock, and any accelerated conversion or reduction in the conversion rate of the shares of series B and C preferred stock. The litigation management deed applies only to VE territory covered litigation (and resultant losses and liabilities). The litigation management deed provides that the Company will generally control the conduct of the VE territory covered litigation, subject to certain obligations to report and consult with the litigation management committee for VE territory covered litigation (VE Territory Litigation Management Committee). The VE Territory Litigation Management Committee, which is composed of representatives of certain Visa Europe members, has also been granted consent rights to approve certain material decisions in relation to the VE territory covered litigation.
The Company obtained certain protections for VE territory covered losses through the series B and C preferred stock, the UK loss sharing agreement, and the litigation management deed, (collectively Europe retrospective responsibility plan). The plan covers VE territory covered litigation (and resultant liabilities and losses) relating to the covered period, which generally refers to the period before the Closing. Visa’s protection from the plan is further limited to 70% of any liabilities where the claim relates to inter-regional multilateral interchange fee rates where the issuer is located outside the Visa Europe territory, and the merchant is located within the Visa Europe territory. The plan does not protect the Company in Europe against all types of litigation or remedies or fines imposed in competition law enforcement proceedings, only the interchange litigation specifically covered by the plan’s terms.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
Visa Inc. net income is not impacted by VE territory covered losses as long as the as-converted value of the preferred stock is greater than the covered loss. VE territory covered losses are recorded when the loss is deemed to be probable and reasonably estimable, or in the case of attorney’s fees, when incurred. Concurrently, the Company records a reduction to stockholders’ equity, which represents the Company’s right to recover such losses through adjustments to the conversion rate applicable to the preferred stock. The reduction to stockholders’ equity is recorded in the contra-equity account right to recover for covered losses.
VE territory covered losses may be recorded before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in right to recover for covered losses is then recorded against the book value of the preferred stock within stockholders’ equity.
As required by the litigation management deed, on June 21, 2022, the sixth anniversary of the Visa Europe acquisition, Visa, in consultation with the VE Territory Litigation Management Committee, carried out a release assessment. After the completion of this assessment, the Company released $3.5 billion of the as-converted value from its series B and C preferred stock and issued 176,655 shares of series A preferred stock on July 29, 2022 (Sixth Anniversary Release). Each holder of a share of series B and C preferred stock received a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company paid $3 million in cash in lieu of issuing fractional shares of series A preferred stock. See Note 15—Stockholders’ Equity.
The following table presents the activities related to VE territory covered losses in preferred stock and right to recover for covered losses within stockholders’ equity:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2022	$460	$812	$(35)
VE territory covered losses incurred(1)	—	—	(136)
Recovery through conversion rate adjustment(2)	(19)	(11)	31
Balance as of September 30, 2023	$441	$801	$(140)

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2021	$1,071	$1,523	$(133)
VE territory covered losses incurred(1)	—	—	(43)
Recovery through conversion rate adjustment	(135)	(6)	141
Sixth Anniversary Release	(476)	(705)	—
Balance as of September 30, 2022	$460	$812	$(35)
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
September 30, 2023
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets:

	September 30,
	2023		2022
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$1,676	$441	$1,309	$460
Series C preferred stock	2,635	801	2,044	812
Total	4,311	1,242	3,353	1,272
Less: right to recover for covered losses	(140)	(140)	(35)	(35)
Total recovery for covered losses available	$4,171	$1,102	$3,318	$1,237
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of September 30, 2023, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.937 and 3.629, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $230.01, Visa’s class A common stock closing stock price.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements as of September 30 Using Inputs Considered as
	Level 1		Level 2
	2023	2022	2023	2022
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$13,504	$11,736	$—	$—
U.S. Treasury securities	301	799	—	—
Investment securities:
Marketable equity securities	339	437	—	—
U.S. government-sponsored debt securities	—	—	1,108	457
U.S. Treasury securities	4,316	4,005	—	—
Other current and non-current assets:
Money market funds	23	22	—	—
Derivative instruments	—	—	293	1,131
Total	$18,483	$16,999	$1,401	$1,588
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$175	$146	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	396	418
Total	$175	$146	$396	$418
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,109	$1	$(2)	$1,108
U.S. Treasury securities	4,697	—	(80)	4,617
Total	$5,806	$1	$(82)	$5,725

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$458	$—	$(1)	$457
U.S. Treasury securities	4,937	—	(133)	4,804
Total	$5,395	$—	$(134)	$5,261
Debt securities with unrealized losses for less than 12 months and 12 months or greater were as follows:

	September 30, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$412	$(2)	$50	$—
U.S. Treasury securities	1,360	(12)	2,128	(68)
Total	$1,772	$(14)	$2,178	$(68)

	September 30, 2022
	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$408	$(1)
U.S. Treasury securities	3,507	(133)
Total	$3,915	$(134)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

September 30, 2023
(in millions)
Due within one year	$3,804
Due after one year through five years	1,921
Total	$5,725
Equity Securities
The Company’s non-marketable equity securities include investments in privately held companies without readily determinable fair values. These investments are measured at fair value on a non-recurring basis and are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity and the fact that significant inputs used to measure fair value are unobservable and require management’s judgment.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
The following table summarizes the total carrying value of the Company’s non-marketable equity securities that were accounted for using the fair value measurement alternative and held as of September 30, 2023, including cumulative unrealized gains and losses:

September 30, 2023
(in millions)
Initial cost basis	$719
Adjustments:
Upward adjustments	899
Downward adjustments (including impairment)	(445)
Carrying amount	$1,173
Unrealized gains and losses recognized during fiscal 2023 and 2022 that were included in the carrying value of the Company’s non-marketable equity securities accounted for using the fair value measurement alternative and still held as of September 30, 2023 and 2022, respectively, were as follows:

	For the Years Ended September 30,
	2023	2022
	(in millions)
Upward adjustments	$94	$231
Downward adjustments (including impairment)	$(99)	$(341)
Investment Income (Expense)
Investment income (expense) consisted of the following:

	For the Years Ended September 30,
	2023	2022	2021
	(in millions)
Interest and dividend income on cash and investments	$745	$69	$(16)
Equity securities:
Unrealized gains (losses), net	(84)	(364)	721
Realized gains (losses), net	2	68	26
Investment income (expense)	$663	$(227)	$731
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of September 30, 2023, the carrying value and estimated fair value of debt was $20.5 billion and $17.7 billion, respectively. As of September 30, 2022, the carrying value and estimated fair value of debt was $22.5 billion and $19.9 billion, respectively.
Other financial instruments not measured at fair value. As of September 30, 2023, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30,
	2023	2022
	(in millions)
Land	$71	$72
Buildings and building improvements	1,022	1,003
Furniture, equipment and leasehold improvements	2,146	2,230
Construction-in-progress	344	285
Technology	5,197	5,291
Total property, equipment and technology	8,780	8,881
Accumulated depreciation and amortization	(5,355)	(5,658)
Property, equipment and technology, net	$3,425	$3,223
As of September 30, 2023 and 2022, accumulated amortization for technology was $3.4 billion and $3.7 billion, respectively.
As of September 30, 2023, estimated future amortization expense on technology was as follows:

	For the Years Ending September 30,
	2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Estimated future amortization expense	$605	$505	$341	$197	$84	$25	$1,757
For fiscal 2023, 2022 and 2021, depreciation and amortization expense related to property, equipment and technology was $867 million, $771 million and $721 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 8—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30,
	2023			2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$829	$(572)	$257	$836	$(513)	$323
Trade names	195	(172)	23	195	(159)	36
Reseller relationships	95	(95)	—	95	(95)	—
Other	16	(16)	—	16	(16)	—
Total finite-lived intangible assets	1,135	(855)	280	1,142	(783)	359
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	21,740	—	21,740	20,622	—	20,622
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	25,824	—	25,824	24,706	—	24,706
Total intangible assets	$26,959	$(855)	$26,104	$25,848	$(783)	$25,065
For fiscal 2023, 2022 and 2021, amortization expense related to finite-lived intangible assets was $76 million, $90 million and $83 million, respectively.
As of September 30, 2023, estimated future amortization expense on finite-lived intangible assets was as follows:

	For the Years Ending September 30,
	2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Estimated future amortization expense	$73	$57	$42	$40	$23	$45	$280
The changes in goodwill were as follows:

	For the Years Ended September 30,
	2023	2022
	(in millions)
Balance as of beginning of period	$17,787	$15,958
Goodwill from acquisitions, net of adjustments	—	2,320
Foreign currency translation	210	(491)
Balance as of end of period	$17,997	$17,787
Note 9—Leases
The Company entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2024 and 2035. For certain leases the Company has options to extend the lease term for up to five years. Payments under the Company’s lease arrangements are generally fixed.
As of September 30, 2023 and 2022, ROU assets included in other assets on the consolidated balance sheets was $488 million and $480 million, respectively. As of September 30, 2023 and 2022, the current portion of lease

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
liabilities included in accrued liabilities on the consolidated balance sheets was $106 million and $98 million, respectively, and the long-term portion included in other liabilities was $412 million and $422 million, respectively.
During fiscal 2023, 2022 and 2021, total operating lease cost was $129 million, $117 million and $111 million respectively. As of September 30, 2023 and 2022, the weighted-average remaining lease term for operating leases was approximately six years and the weighted-average discount rate for operating leases was 2.43% and 2.15%, respectively.
As of September 30, 2023, the present value of future minimum lease payments was as follows:

Operating Leases
(in millions)
Fiscal:
2024	$123
2025	111
2026	98
2027	76
2028	60
Thereafter	100
Total undiscounted lease payments	568
Less: imputed interest	(50)
Present value of lease liabilities	$518
During fiscal 2023, 2022 and 2021, ROU assets obtained in exchange for lease liabilities was $82 million, $74 million and $96 million, respectively.
As of September 30, 2023, the Company had additional operating leases that had not yet commenced with lease obligations of $433 million. These operating leases will commence in fiscal 2024 with non-cancellable lease terms of 1 to 14 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 10—Debt
The Company had outstanding debt as follows:

	September 30,		Effective Interest Rate(1)
	2023	2022
	(in millions, except percentages)
U.S. dollar notes
2.80% Senior Notes due December 2022	$—	$2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,434	1,325	1.71%
2.00% Senior Notes due June 2029	1,062	982	2.13%
2.375% Senior Notes due June 2034	690	638	2.53%
Total debt	20,936	22,945
Unamortized discounts and debt issuance costs	(159)	(173)
Hedge accounting fair value adjustments(2)	(314)	(322)
Total carrying value of debt	$20,463	$22,450

Reported as:
Current maturities of debt	$—	$2,250
Long-term debt	20,463	20,200
Total carrying value of debt	$20,463	$22,450
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments.
Senior Notes
The Company’s outstanding senior notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The senior notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of September 30, 2023, the Company was in compliance with all related covenants. Each series of senior notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices. In addition, each series of the Euro notes may be redeemed as a whole at specified redemption prices upon the occurrence of certain U.S. tax events.
During fiscal 2023, the Company repaid $2.25 billion of principal upon maturity of its senior notes due December 2022.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
As of September 30, 2023, future principal payments on the Company’s outstanding debt were as follows:

	For the Years Ending September 30,
	2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Future principal payments	$—	$—	$5,434	$2,750	$—	$12,752	$20,936
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. As of September 30, 2023 and 2022, the Company had no outstanding obligations under the program.
Credit Facility
In May 2023, the Company entered into an amended and restated credit agreement for a five-year, unsecured $7.0 billion revolving credit facility, which will expire in May 2028. Interest on borrowings will be charged at the applicable reference rate or an alternative base rate as defined in the credit agreement based on the currency and type of the borrowing, plus an applicable margin based on the applicable credit rating of the Company’s senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. As of September 30, 2023, the Company was in compliance with all related covenants. This credit facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. As of September 30, 2023 and 2022, the Company had no amounts outstanding under the credit facility.
Note 11—Pension and Other Postretirement Benefits
Defined Benefit and Other Postretirement Plans
The Company sponsors qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for all eligible employees residing in the U.S. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various assumptions such as the discount rate and the expected rate of return on plan assets. Disclosures below include U.S. pension plans and certain non-U.S. pension plans. The Company uses a September 30 measurement date for its pension and other postretirement benefit plans.
The U.S. pension plans are closed to new entrants and frozen. However, existing plan participants continue to earn interest credits on existing balances at the time of the freeze. Additionally, the Visa Europe plans are closed to new entrants. However, future benefits continue to accrue for active participants.
The funded status of the Company’s defined benefit pension plans is substantially recorded in other assets on the consolidated balance sheets and is measured as the difference between the fair value of plan assets and the accumulated benefit obligation. As of September 30, 2023 and 2022, for U.S. pension plans, the fair value of plan assets was $1.0 billion and $960 million, respectively, accumulated benefit obligation was $640 million and $663 million, respectively, and the funded status was $374 million and $297 million, respectively. As of September 30, 2023 and 2022, for non-U.S. pension plans, the fair value of plan assets was $317 million and $327 million, respectively, accumulated benefit obligation was $287 million and $278 million, respectively, and funded status was $30 million and $49 million, respectively.
As of September 30, 2023 and 2022, the amount recognized in accumulated other comprehensive income (loss) before tax for U.S. pension plans was ($82) million and ($150) million, respectively. As of September 30, 2023 and 2022, the amount recognized in accumulated other comprehensive income (loss) before tax for non-U.S. pension plans was ($87) million and ($35) million, respectively.
Defined Contribution Plan
The Company sponsors a defined contribution plan, or 401(k) plan, that covers its employees residing in the U.S. In fiscal 2023, 2022 and 2021, personnel expenses included $192 million, $161 million, and $141 million,

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
respectively, attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For fiscal 2023, the Company’s maximum daily settlement exposure was $126.9 billion and the average daily settlement exposure was $77.1 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	September 30,
	2023	2022
	(in millions)
Restricted cash	$3,005	$2,342
Pledged securities	411	213
Letters of credit	1,738	1,582
Guarantees	1,047	950
Total	$6,201	$5,087
Note 13—Derivative and Hedging Instruments
As of September 30, 2023 and 2022, the aggregate notional amount of the Company’s derivative contracts outstanding in its hedge program was $11.0 billion and $11.9 billion, respectively. As of September 30, 2023 and 2022, the aggregate notional amount of the derivative contracts not designated as hedging instruments was $0.8 billion and $1.5 billion, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
The following table shows the Company’s derivative instruments at gross fair value:

		September 30,
	Balance Sheet Location	2023	2022(1)
		(in millions)
Assets
Designated as Hedging Instrument:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$100	$718
Cross-currency swaps	Other assets	$178	$378
Not Designated as Hedging Instrument:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$15	$35
Liabilities
Designated as Hedging Instrument:
Foreign exchange forward contracts	Accrued liabilities	$66	$49
Interest rate swaps	Other liabilities	$314	$322
Not Designated as Hedging Instrument:
Foreign exchange forward contracts	Accrued liabilities	$16	$47
(1)The fiscal 2022 amounts have been revised to conform to the fiscal 2023 presentation.
For fiscal 2023, 2022 and 2021, the Company recognized an increase (decrease) in earnings related to excluded forward points from forward contracts designated as net investment hedges and interest differentials from swap agreements of ($25) million, $151 million and $156 million, respectively.
Cash flow hedges. For fiscal 2023 and 2022, the Company recognized pre-tax net gains (losses) from cash flow hedges in other comprehensive income (loss) of ($126) million and $190 million, respectively. The amount recognized in other comprehensive income (loss) was not material for fiscal 2021.
The Company estimates that $46 million of pre-tax net gains related to cash flow hedges recorded in accumulated other comprehensive income (loss) as of September 30, 2023 will be reclassified into the consolidated statements of operations within the next 12 months.
Net investment hedges. For fiscal 2023, 2022 and 2021, the Company recognized pre-tax net gains (losses) in other comprehensive income (loss) related to net investment hedges of ($445) million, $845 million and $20 million, respectively. As of September 30, 2023 and 2022, the Company designated €3.0 billion and €1.2 billion, respectively, of Euro notes, a non-derivative financial instrument, as a hedge against a portion of the Company’s Euro-denominated net investment in Visa Europe.
Credit and market risks. The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2023, the Company has received collateral of $91 million from counterparties, which is included in accrued liabilities on the consolidated balance sheets, and posted collateral of $47 million, which is included in prepaid expenses and other current assets on the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. As of September 30, 2023, credit and market risks related to derivative instruments were not considered significant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 14—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property and equipment and ROU assets are classified by major geographic areas as follows:

	September 30,
	2023	2022
	(in millions)
U.S.	$1,286	$1,312
International	544	531
Total	$1,830	$1,843
Revenues by geographic market is primarily based on the location of the issuing financial institution. Net revenues earned in the U.S. were approximately 43%, 44% and 46% of total net revenues in fiscal 2023, 2022, and 2021, respectively. No individual country, other than the U.S., generated 10% or more of total net revenues in these years.
In fiscal 2023, 2022 and 2021, the Company had one client that accounted for 11%, 10% and 11% of its total net revenues, respectively.
Note 15—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	September 30,
	2023					2022
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		7	—	(2)	100.0000		16
Series B preferred stock	2		2.9370		7	2		2.9710		7
Series C preferred stock	3		3.6290		11	3		3.6450		12
Class A common stock	1,594		—		1,594	1,635		—		1,635
Class B common stock	245		1.5875	(3)	390	245		1.6059	(3)	394
Class C common stock	10		4.0000		38	10		4.0000		39
Total					2,047					2,103
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
Reduction in as-converted shares. Under the terms of the U.S. retrospective responsibility plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B common stock is subject to dilution through a downward adjustment to the rate at which shares of class B common stock ultimately convert into shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
The following table presents the reduction in the number of as-converted class B common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan for fiscal 2023 and 2022. There was no comparable adjustment recorded for class B common stock for fiscal 2021.

	For the Years Ended September 30,
	2023	2022
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	5	4
Effective price per share(1)	$221.33	$205.06
Deposits into the U.S. litigation escrow account	$1,000	$850
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
Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock, and is required to undertake periodic release assessments following the anniversary of the Visa Europe acquisition to determine if value should be released from the series B and C preferred stock. The recovery and any releases of value have the same economic effect on earnings per share as repurchasing the Company’s class A common stock because it reduces the series B and C preferred stock conversion rates and consequently, reduces the as-converted class A common stock share count. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments and completed its Sixth Anniversary Release:

	For the Years Ended September 30,
	2023				2022		2021
	Series B		Series C		Series B	Series C	Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	8	10	—	(1)	—	(1)
Effective price per share(2)	$219.12		$215.28		$197.93	$197.50	$220.84		$220.71
Recovery through conversion rate adjustment	$19		$11		$135	$6	$35		$20
Sixth Anniversary Release	$—		$—		$1,510	$1,982	$—		$—
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for the period represents the weighted-average price calculated using the effective price per share of the respective adjustments made during the period. Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.
Common stock repurchases. The following table presents share repurchases in the open market:

	For the Years Ended September 30,
	2023	2022	2021
	(in millions, except per share data)
Shares repurchased in the open market(1)	55	56	40
Average repurchase cost per share(2)	$222.27	$206.47	$219.03
Total cost(2)	$12,182	$11,589	$8,676
(1)Shares repurchased in the open market reflect repurchases that settled during fiscal 2023, 2022 and 2021. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
In December 2021, the Company’s board of directors authorized a $12.0 billion share repurchase program and in October 2022, authorized an additional $12.0 billion share repurchase program (October 2022 Program). As of September 30, 2023, the Company’s October 2022 Program had remaining authorized funds of $5.0 billion. All share repurchase programs authorized prior to the October 2022 Program have been completed. In October 2023, the Company’s board of directors authorized a new $25.0 billion share repurchase program, providing multi-year flexibility. These authorizations have no expiration date.
Dividends. In fiscal 2023, 2022 and 2021, the Company declared and paid dividends of $3.8 billion, $3.2 billion and $2.8 billion, respectively. On October 24, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), payable on December 1, 2023, to all holders of record as of November 9, 2023.
Class B common stock. Under the current certificate of incorporation, the class B common stock is not convertible or transferable until the date on which all of the U.S. covered litigation has been finally resolved. This transfer restriction is subject to limited exceptions, including transfers to other holders of class B common stock. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not a Visa Member (as defined in the current certificate of incorporation) or similar person or an affiliate of a Visa Member or similar person. Upon such transfer, each share of class B common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.
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
In September 2023, the Company announced that it was engaging with its common stockholders on the subject of potential amendments to the certificate of incorporation that, if proposed, approved and implemented, would authorize Visa to conduct an exchange offer program that would have the effect of releasing transfer restrictions on portions of Visa’s Class B common stock prior to the final resolution of the U.S. covered litigation.
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
The series B and C preferred stock is convertible upon certain conditions into shares of class A common stock or series A preferred stock. The shares of series B and C preferred stock are subject to restrictions on transfer and may become convertible in stages based on developments in the VE territory covered litigation. The shares of series B and C preferred stock will become fully convertible on the 12th anniversary of the closing of the Visa Europe acquisition, subject only to a holdback to cover any then-pending claims. Upon any such conversion of the series B and C preferred stock (whether by such 12th anniversary, or thereafter with respect to claims pending on such anniversary), the conversion rate would be adjusted downward and the holder would receive either class A common stock or series A preferred stock (for those who are not eligible to hold class A common stock pursuant to the Company’s certificate of incorporation). The conversion rates may also be reduced from time to time to offset certain liabilities.
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
September 30, 2023
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
Class A common stockholders have the right to vote on all matters on which stockholders generally are entitled to vote. Class B and C common stockholders have no right to vote on any matters, except for certain defined matters, including (i) any decision to exit the core payments business, in which case the class B and C common stockholders will vote together with the class A common stockholders in a single class, (ii) in specified circumstances, any consolidation, merger, combination or similar transaction of the Company, in which case the class B and C common stockholders will vote together as a single class, and (iii) the approval of certain amendments to the Company’s certificate of incorporation, in which case class A, B and C common stockholders will vote as a separate class, including if such amendments affect the terms of class B or C common stock. In these cases, the class B and C common stockholders are entitled to cast a number of votes equal to the number of shares of class B or C common stock held multiplied by the applicable conversion rate in effect on the record date. Holders of the Company’s common stock have no right to vote on any amendment to the current certificate of incorporation that relates solely to any series of preferred stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 16—Earnings Per Share
The following table presents earnings per share for fiscal 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$13,415	1,618	$8.29	$17,273	2,085	(3)	$8.28
Class B common stock	3,254	245	$13.26	$3,251	245		$13.24
Class C common stock	320	10	$33.17	$319	10		$33.13
Participating securities	284	Not presented	Not presented	$284	Not presented		Not presented
Net income	$17,273
The following table presents earnings per share for fiscal 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$11,569	1,651	$7.01	$14,957	2,136	(3)	$7.00
Class B common stock	2,781	245	$11.33	$2,778	245		$11.31
Class C common stock	280	10	$28.03	$280	10		$28.00
Participating securities	327	Not presented	Not presented	$326	Not presented		Not presented
Net income	$14,957
The following table presents earnings per share for fiscal 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$9,527	1,691	$5.63	$12,311	2,188	(3)	$5.63
Class B common stock	2,244	245	$9.14	$2,242	245		$9.13
Class C common stock	237	10	$22.53	$236	10		$22.51
Participating securities	303	Not presented	Not presented	$303	Not presented		Not presented
Net income	$12,311
(1)The weighted-average number of shares of as-converted class B common stock used in the income allocation was 392 million, 397 million and 398 million for fiscal 2023, 2022 and 2021, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 39 million, 40 million and 42 million for fiscal 2023, 2022 and 2021, respectively. The weighted-average number of shares of preferred stock included within participating securities was 10 million, 8 million and 12 million of as-converted series A preferred stock for fiscal 2023, 2022 and 2021, respectively, 7 million, 14 million and 16 million of as-converted series B preferred stock for fiscal 2023, 2022 and 2021, respectively, and 11 million, 20 million and 22 million of as-converted series C preferred stock for fiscal 2023, 2022 and 2021, respectively.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for each of fiscal 2023, 2022 and 2021.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 17—Share-based Compensation
Equity Incentive Compensation Plan
The Company’s 2007 Amended and Restated Equity Incentive Compensation Plan (EIP) authorizes the compensation committee of the board of directors to grant non-qualified stock options (options), RSUs, performance-based shares and restricted stock awards to its employees and non-employee directors, for up to 198 million shares of class A common stock. Shares available for grant may be either authorized and unissued or previously issued shares subsequently acquired by the Company. Under the EIP, shares withheld for taxes, or shares used to pay the exercise or purchase price of an award, shall not again be available for future grant. The EIP will continue to be in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors.
For fiscal 2023, 2022 and 2021, the Company recorded share-based compensation cost related to the EIP of $734 million, $571 million and $518 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits for fiscal 2023, 2022 and 2021 were $112 million, $82 million and $73 million, respectively.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.
The fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2023	2022	2021
Expected term (in years)(1)	4.17	4.11	4.07
Risk-free rate of return(2)	4.0%	1.1%	0.3%
Expected volatility(3)	28.6%	27.1%	25.1%
Expected dividend yield(4)	0.8%	0.7%	0.6%
Fair value per option granted	$57.31	$43.16	$39.51
(1)Based on Visa’s historical exercise experience.
(2)Based on the zero-coupon U.S. Treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(3)Based on the Company’s implied and historical volatilities.
(4)Based on the Company’s annual dividend rate on the date of grant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
The following table summarizes the Company’s option activity:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2022	6,168,624	$145.92
Granted	798,017	$211.09
Forfeited	(32,358)	$205.35
Expired	(2,716)	$191.77
Exercised	(1,006,212)	$98.54
Outstanding as of September 30, 2023	5,925,355	$162.40	5.96	$401
Options exercisable as of September 30, 2023	4,241,861	$144.75	5.01	$362
Options exercisable and expected to vest as of September 30, 2023(2)	5,884,022	$162.07	5.94	$400
(1)Calculated using the closing stock price on the last trading day of fiscal 2023 of $230.01, less the option exercise price, multiplied by the number of instruments.
(2)Applied a forfeiture rate to unvested options outstanding as of September 30, 2023 to estimate the options expected to vest in the future.
During fiscal 2023, 2022 and 2021, the total intrinsic value of options exercised was $134 million, $56 million and $124 million, respectively, and the tax benefit realized was $28 million, $11 million and $23 million, respectively. As of September 30, 2023, there was $25 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.38 year.
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
The fair value and compensation cost before estimated forfeitures is calculated using the closing price of class A common stock on the date of grant. During fiscal 2023, 2022 and 2021, the weighted-average grant date fair value of RSUs granted was $212.94, $204.73 and $209.00, respectively. During fiscal 2023, 2022 and 2021, the total grant date fair value of RSUs vested was $486 million, $380 million and $331 million, respectively.
The following table summarizes the Company’s RSU activity:

	Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2022	5,794,320	$203.23
Granted	3,373,137	$212.94
Vested	(2,428,334)	$200.33
Forfeited	(321,726)	$207.97
Outstanding as of September 30, 2023	6,417,397	$209.19	0.96	$1,476
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2023 of $230.01 by the number of instruments.
As of September 30, 2023, there was $745 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.96 year.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
The fair value of each performance-based shares incorporating the market condition was estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2023	2022	2021
Expected term (in years)	2.15	2.05	2.00
Risk-free rate of return(1)	4.4%	0.5%	0.2%
Expected volatility(2)	28.9%	28.3%	27.2%
Expected dividend yield(3)	0.8%	0.8%	0.6%
Fair value per performance-based share granted	$221.32	$186.50	$229.81
(1)Based on the zero-coupon U.S. treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(2)Based on the Company’s implied and historical volatilities.
(3)Based on the Company’s annual dividend rate on the date of grant.
Performance-based shares vest over three years and are subject to earlier vesting in full under certain conditions. During fiscal 2023, 2022 and 2021, the total grant date fair value of performance-based shares vested and earned was $44 million, $49 million and $47 million, respectively. Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period.
The following table summarizes the maximum number of performance-based shares which could be earned and related activity:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2022	834,196	$199.92
Granted(2)	551,818	$221.32
Vested and earned	(219,523)	$201.70
Unearned	(167,989)	$194.42
Outstanding as of September 30, 2023	998,502	$212.28	1.00	$230
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2023 of $230.01 by the number of instruments.
(2)Represents the maximum number of performance-based shares which could be earned.
As of September 30, 2023, there was $81 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately one year.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Note 18—Commitments
The Company has software licenses throughout the world with varying expiration dates. As of September 30, 2023, future minimum payments on software licenses were as follows:

	For the Years Ending September 30,
	2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Software licenses	$85	$33	$5	$—	$—	$—	$123
Note 19—Income Taxes
The Company’s income before income taxes by fiscal year consisted of the following:

	For the Years Ended September 30,
	2023	2022	2021
	(in millions)
U.S.	$13,339	$11,051	$11,002
Non-U.S.	7,698	7,085	5,061
Total income before income taxes	$21,037	$18,136	$16,063
For fiscal 2023, 2022 and 2021, U.S. income before income taxes included $4.2 billion, $3.6 billion, and $3.1 billion, respectively, of the Company’s U.S. entities’ income from operations outside of the U.S.
Income tax provision by fiscal year consisted of the following:

	For the Years Ended September 30,
	2023	2022	2021
	(in millions)
Current:
U.S. federal	$2,630	$2,166	$1,943
State and local	293	104	69
Non-U.S.	1,324	1,245	869
Total current taxes	4,247	3,515	2,881
Deferred:
U.S. federal	(339)	(231)	(57)
State and local	(1)	(77)	(28)
Non-U.S.	(143)	(28)	956
Total deferred taxes	(483)	(336)	871
Total income tax provision	$3,764	$3,179	$3,752

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
The following table presents the components of deferred tax assets and liabilities:

	September 30,
	2023	2022
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$212	$172
Accrued litigation obligation	365	331
Client incentives	630	442
Net operating loss carryforwards	232	117
Comprehensive loss	72	21
Federal benefit of state taxes	125	133
Other	66	71
Valuation allowance	(149)	(120)
Deferred tax assets	1,553	1,167
Deferred Tax Liabilities:
Property, equipment and technology, net	(350)	(450)
Intangible assets	(6,063)	(5,788)
Unrealized gains on equity securities	(103)	(124)
Foreign taxes	(25)	(50)
Deferred tax liabilities	(6,541)	(6,412)
Net deferred tax liabilities	$(4,988)	$(5,245)
As of September 30, 2023 and 2022, net deferred tax assets of $126 million and $87 million, respectively, were reflected in other assets on the consolidated balance sheets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2023 and 2022 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2023, the Company had $1.0 billion of foreign net operating loss carryforwards, which may be carried forward indefinitely.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
The following table presents a reconciliation of the income tax provision to the amount of income tax determined by applying the U.S. federal statutory income tax rate to income before income taxes:

	For the Years Ended September 30,
	2023		2022		2021
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$4,418	21%	$3,809	21%	$3,373	21%
State income taxes, net of federal benefit	245	1%	216	1%	222	1%
Non-U.S. tax effect, net of federal benefit	(758)	(3%)	(588)	(3%)	(505)	(3%)
Remeasurement of deferred tax balances	—	—%	—	—%	1,007	6%
Reassessment of an uncertain tax position	(142)	(1%)	—	—%	—	—%
Conclusion of audits	—	—%	—	—%	(255)	(2%)
State tax apportionment position	—	—%	(176)	(1%)	—	—%
Other, net	1	—%	(82)	—%	(90)	—%
Income tax provision	$3,764	18%	$3,179	18%	$3,752	23%
In fiscal 2023 and fiscal 2022, the effective income tax rates were 18% including the following:
•during fiscal 2023, a $142 million tax benefit related to prior years due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination; and
•during fiscal 2022, a $176 million tax benefit related to prior years due to a decrease in the state apportionment ratio as a result of a tax position taken related to a ruling.
In fiscal 2022 and fiscal 2021, the effective income tax rates were 18% and 23%, respectively. The effective income tax rate in fiscal 2022 differs from the effective income tax rate in fiscal 2021 primarily due to the following:
•during fiscal 2022, a $176 million tax benefit related to prior years due to a decrease in the state apportionment ratio as a result of a tax position taken related to a ruling;
•during fiscal 2021, a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities as a result of the increase in UK tax rate from 19% to 25%, effective April 1, 2023; and
•during fiscal 2021, $255 million of tax benefits recognized as a result of the conclusion of audits by taxing authorities.
As of September 30, 2023 and 2022, current income taxes receivable of $206 million and $190 million, respectively, were included in prepaid expenses and other current assets; non-current income taxes receivable of $961 million and $1.0 billion, respectively, were included in other assets; income taxes payable of $1.5 billion and $365 million, respectively, were included in accrued liabilities; and accrued income taxes of $1.9 billion and $2.3 billion, respectively, were included in other liabilities on the consolidated balance sheets.
The Company’s operating hub in the Asia Pacific region is located in Singapore. It was subject to a tax incentive, effective October 1, 2008 through September 30, 2023, conditional upon meeting certain business operations and employment thresholds in Singapore. In fiscal 2023, 2022 and 2021, the tax incentive decreased Singapore tax by $468 million, $362 million and $273 million, and the gross benefit of the tax incentive on diluted earnings per share was $0.22, $0.17 and $0.12, respectively.
The Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
As of September 30, 2023, 2022 and 2021, the Company’s total gross unrecognized tax benefits were $3.5 billion, $2.7 billion and $2.5 billion, respectively, exclusive of interest and penalties described below. Included in the $3.5 billion, $2.7 billion and $2.5 billion are $1.6 billion, $1.3 billion and $1.3 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
The following table presents a reconciliation of beginning and ending unrecognized tax benefits by fiscal year:

	2023	2022	2021
	(in millions)
Balance as of beginning of period	$2,683	$2,488	$2,579
Increase in unrecognized tax benefits related to prior years	515	10	34
Decrease in unrecognized tax benefits related to prior years	(190)	(143)	(386)
Increase in unrecognized tax benefits related to current year	510	350	326
Decrease related to settlements with taxing authorities	(17)	(19)	(63)
Reduction related to lapsing statute of limitations	(4)	(3)	(2)
Balance as of end of period	$3,497	$2,683	$2,488
The increases in unrecognized tax benefits include refund claims filed during the year, an increase in gross timing differences, and various tax positions across several jurisdictions. The decrease in unrecognized tax benefits primarily includes the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination, as mentioned above.
In fiscal 2023, 2022 and 2021, the Company recognized $34 million, $15 million and $1 million of net interest expense, respectively, related to uncertain tax positions. In fiscal 2023 and 2021, the Company accrued no significant penalties and in fiscal 2022, the Company reversed accrued penalties of $31 million related to uncertain tax positions. As of September 30, 2023 and 2022, the Company had accrued interest of $271 million and $238 million, respectively, and no significant accrued penalties related to uncertain tax positions.
The Company’s U.S. federal income tax returns for fiscal 2016 through 2018 are currently under examination. For fiscal 2008 through 2015, one unresolved issue related to an income tax deduction remains. During fiscal 2022, the Company completed the administrative appeals process for this issue without reaching a settlement with the Internal Revenue Service. The Company is evaluating its next steps. Except for the unresolved issue, the federal statute of limitations has expired for fiscal years prior to 2016.
The Company’s California income tax returns for fiscal 2012 through 2015 are currently under examination and refund claims filed for fiscal 2006 through 2011 are currently under administrative appeal. Except for the refund claims, the California statute of limitations has expired for fiscal years prior to 2012.
The India tax authorities completed the assessment of the Company’s income tax returns for the taxable years falling within the period from fiscal 2010 to 2021 and made certain adjustments. The Company objected to these adjustments and filed appeals to the appellate authorities.
The Company is also subject to examinations by various state and foreign tax authorities. All material state and foreign tax matters have been concluded for years through fiscal 2007. The timing and outcome of the final resolutions of the federal, state and foreign tax examinations and refund claims are uncertain. However, it is reasonably possible that the Company’s net unrecognized tax benefits could decrease by approximately $400 million in the next 12 months.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
The following table summarizes the activity related to accrued litigation:

	For the Years Ended September 30,
	2023	2022
	(in millions)
Balance as of beginning of period	$1,456	$983
Provision for uncovered legal matters	21	6
Provision for covered legal matters	1,024	885
Payments for legal matters	(750)	(418)
Balance as of end of period	$1,751	$1,456
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	For the Years Ended September 30,
	2023	2022
	(in millions)
Balance as of beginning of period	$1,441	$881
Provision for interchange multidistrict litigation	906	861
Payments for U.S. covered litigation	(726)	(301)
Balance as of end of period	$1,621	$1,441
During fiscal 2023, the Company recorded additional accruals of $906 million and deposited $1.0 billion into the U.S. litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement (as described herein). The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	For the Years Ended September 30,
	2023	2022
	(in millions)
Balance as of beginning of period	$11	$102
Provision for VE territory covered litigation	118	24
Payments for VE territory covered litigation	(19)	(115)
Balance as of end of period	$110	$11
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Class Actions
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
Certain merchants in the proposed settlement class objected to the settlement and/or submitted requests to opt out of the settlement class. On December 13, 2019, the district court granted final approval of the Amended Settlement Agreement, which was subsequently appealed. Based on the percentage of class members (by payment volume) that opted out of the class, $700 million was returned to defendants. Visa’s portion of the takedown payment, approximately $467 million, was deposited into the U.S. litigation escrow account. On March 15, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the final approval of the Amended Settlement Agreement by the district court. On August 3, 2023, the district court entered an order appointing a special master to resolve matters arising out of or relating to the Amended Settlement Agreement’s plan of administration.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
Visa has reached settlements with a number of merchants representing approximately 72% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
On June 1, 2020 and July 14, 2023, Visa, jointly with other defendants, served motions for summary judgment regarding the claims in certain of the individual merchant actions, as well as certain declaratory judgment claims brought by Visa, Mastercard, and some U.S. financial institutions. Plaintiffs in certain of the individual merchant actions served motions for partial summary judgment. On October 9, 2022, defendants’ motion for summary judgment regarding damages for EMV-related chargebacks was denied.
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
Consumer Interchange Litigation
On December 30, 2022, a putative class action was filed in California state court against Visa, Mastercard, and certain financial institutions on behalf of all Visa and Mastercard cardholders in California who made a purchase using a Visa-branded or Mastercard-branded payment card in California from January 1, 2004. Plaintiffs primarily allege a conspiracy to fix interchange fees and seek injunctive relief, attorneys’ fees and damages as direct and indirect purchasers based on alleged violations of California law. On January 11, 2023, plaintiffs filed an amended complaint asserting the same claims as asserted in the prior complaint. On January 30, 2023, Visa removed the action to federal court, and the Judicial Panel on Multidistrict Litigation subsequently issued an order transferring the case to MDL 1720. On June 15, 2023, plaintiffs’ motion to remand the case to California state court was denied, and plaintiffs appealed. On July 28, 2023, defendants filed a motion to dismiss that appeal, which was granted on November 14, 2023.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, proceedings have been commenced by more than 1,150 Merchants (the capitalized term “Merchant”, when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries, primarily relating to interchange rates in Europe and, in some cases, relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, Irish domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa has settled the claims asserted by over 175 Merchants, and there are approximately 900 Merchants with outstanding claims. In addition, over 30 Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company has learned that several additional European entities have indicated they may also bring similar claims, and the Company anticipates additional claims in the future.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
Other Litigation
U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa (Visa Inc., Visa International, Visa U.S.A. and Plus System, Inc.) and Mastercard in the U.S. District Court for the District of Columbia. The complaint challenges Visa’s rule (and a similar Mastercard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act and seek treble damages, injunctive relief, and attorneys’ fees. On August 4, 2021, the district court granted plaintiffs’ motion for class certification. On July 25, 2023, the U.S. Court of Appeals for the District of Columbia affirmed the district court’s class certification decision, and on September 27, 2023, defendants’ petition for rehearing en banc was denied.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and Mastercard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined, were also filed in October 2011 in the same federal court naming Visa, Mastercard and three financial institutions as defendants. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes. On August 4, 2021, the district court granted plaintiffs’ motion for class certification in each case. On August 8, 2022, in the case in which the three financial institutions were named, the district court granted plaintiffs’ motion for final approval of a class action settlement with those institutions and entered final judgments of dismissal as to those institutions. On July 25, 2023, the U.S. Court of Appeals for the District of Columbia affirmed the district court’s class certification decision, and on September 27, 2023, defendants’ petition for rehearing en banc was denied.
U.S. Department of Justice Civil Investigative Demand (2012)
On March 13, 2012, the Antitrust Division of the United States Department of Justice (Division) issued a Civil Investigative Demand (CID), to Visa Inc. seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focused on PIN-Authenticated Visa Debit and Visa’s competitive responses to the Dodd-Frank Act, including Visa’s fixed acquirer network fee. Visa has cooperated with the Division in connection with the CID.
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
Federal Trade Commission Civil Investigative Demand
On November 4, 2019, the Bureau of Competition of the United States Federal Trade Commission (Bureau) requested that Visa provide, on a voluntary basis, documents and information relating to an investigation as to whether Visa’s actions inhibited merchant choice in the selection of debit payments networks in potential violation of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On June 9, 2020, the Federal Trade Commission (FTC) issued a CID to Visa requesting additional documents and information. Visa has cooperated with the FTC in connection with the CID.
Euronet Litigation
On December 13, 2019, Euronet 360 Finance Limited, Euronet Polska Spolka z.o.o. and Euronet Services spol. s.r.o. (Euronet) served a claim in the UK alleging that certain rules affecting ATM access fees in Poland, the Czech Republic and Greece by Visa Inc. and Mastercard Incorporated, and certain of their subsidiaries, breach

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
various competition laws. Euronet sought damages, costs, and injunctive relief to prevent the defendants from enforcing these rules. Visa reached a settlement with Euronet, and the claim against Visa has been dismissed.
European Commission Staged Digital Wallets Investigation
On June 26, 2020, the European Commission (EC) informed Visa that it opened a preliminary investigation into Visa’s rules regarding staged digital wallets. On February 16, 2023, the EC notified Visa that the investigation has been closed.
German ATM Litigation
Beginning in December 2021, Visa was served with claims in Germany brought by German banks against Visa Europe and Visa Inc. The banks claim that Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals are anti-competitive, and the majority seek damages. Visa has filed challenges to the jurisdiction of the German courts to hear these claims, one of which was denied and one of which was granted as to Visa Europe.
U.S. Department of Justice Civil Investigative Demand (2021)
On March 26, 2021, June 11, 2021, January 4, 2023, and May 2, 2023, the Antitrust Division of the U.S. Department of Justice (the Division) issued CIDs to Visa, seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CIDs focus on U.S. debit and competition with other payment methods and networks. Visa is cooperating with the Division in connection with the investigation.
Foreign Currency Exchange Rate Litigation
Following an initial class action complaint filed on July 9, 2021, an amended class action complaint was filed on December 6, 2021 against Visa in the U.S. District Court for the Northern District of California by several individuals on behalf of a purported nationwide class, and/or purported California, Washington, Massachusetts or New Jersey subclasses, of cardholders who conducted a transaction in a foreign currency. The amended complaint asserted claims for unjust enrichment and restitution as well as violations of the California Unfair Competition Law, the Washington Consumer Protection Act, the Massachusetts Consumer Protection Act, and the New Jersey Consumer Fraud Act. On December 21, 2022, plaintiffs filed a third amended complaint asserting the same claims. On August 30, 2023, the court granted Visa’s motion to dismiss with prejudice and directed the clerk to close the case.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2023.
The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
Inherent Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting
Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements and instances of fraud. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives. Projections of any evaluation of effectiveness to future periods are subject to the risks discussed in Part I, Item 1A—Risk Factors of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
(b) Trading Plans.
None

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
We will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (Proxy Statement) no later than 120 days after the end of the fiscal year ended September 30, 2023. The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.
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
See Index to Consolidated Financial Statements in Item 8 of this report.
2.Consolidated Financial Statement Schedules
None.
3.The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index herein.
ITEM 16.    Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	5/10/2016

3.1	Seventh Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	1/27/2021

3.2	Amended and Restated Bylaws of Visa Inc.	8-K	001-33977	3.2	8/5/2022

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.4	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.5	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.6	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

4.7	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.8	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.9	Form of 1.500% Senior Note due 2026	8-K	001-33977	4.1	6/1/2022

4.10	Form of 0.750% Senior Note due 2027	8-K	001-33977	4.1	8/17/2020

4.11	Form of 1.900% Senior Note due 2027	8-K	001-33977	4.1	4/2/2020

4.12	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.13	Form of 2.000% Senior Note due 2029	8-K	001-33977	4.2	6/1/2022

4.14	Form of 2.050% Senior Note due 2030	8-K	001-33977	4.2	4/2/2020

4.15	Form of 1.100% Senior Note due 2031	8-K	001-33977	4.2	8/17/2020

4.16	Form of 2.375% Senior Note due 2034	8-K	001-33977	4.3	6/1/2022

4.17	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.18	Form of 2.700% Senior Note due 2040	8-K	001-33977	4.3	4/2/2020

4.19	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.20	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.21	Form of 2.000% Senior Note due 2050	8-K	001-33977	4.3	8/17/2020

4.22+	Description of Securities

10.1	Form of Indemnity Agreement	10-Q	001-33977	10.1	1/31/2020

10.2
Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.
		S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.5	Amended and Restated Five Year Revolving Credit Agreement, dated as of May 31, 2023, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #	10-Q	001-33977	10.1	07/26/2023

10.6	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.18	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.19	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.20*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.21*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.22*	Visa Inc. 2007 Equity Incentive Compensation Plan, amended and restated as of January 26, 2021	8-K	001-33977	10.22	1/27/2021

10.23*	Visa Inc. Incentive Plan, as amended and restated as of July 18, 2022	10-Q	001-33977	10.1	7/28/2022

10.24*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.25*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.26*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.27*	Visa Inc. Executive Severance Plan, effective as of January 1, 2022	10-Q	001-33977	10.8	1/28/2022

10.28+*	Visa Executive Officer Cash Severance Policy, effective as of November 6, 2023

10.29+*	Visa Inc. Clawback Policy, as amended and restated November 1, 2023

10.30*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.33*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-K	001-33977	10.34	11/18/2021

10.34*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.1	1/31/2019

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.2	1/31/2019

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.3	1/31/2019

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.4	1/31/2019

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.5	1/31/2019

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.6	1/31/2019

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.7	1/31/2019

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after January 1, 2021	10-K	001-33977	10.44	11/18/2021

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.2	1/28/2022

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.3	1/28/2022

10.45*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.4	1/28/2022

10.46*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.5	1/28/2022

10.47*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.6	1/28/2022

10.48*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.7	1/28/2022

10.49*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.1	4/27/2023

10.50*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.2	4/27/2023

10.51*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.3	4/27/2023

10.52*	Form of Amendment Notification to Stock Option and Performance Share Award Holders	10-Q	001-33977	10.4	4/27/2023

10.53*	Offer Letter and One-Time Cash Award Agreement, dated June 13, 2023, between Visa Inc. and Chris Suh	8-K	001-33977	99.2	06/20/2023

10.54*	Amended and Restated Aircraft Time Sharing Agreement, effective November 1, 2019, between Visa Inc. and Alfred F. Kelly, Jr.	10-K	001-33977	10.48	11/13/2019

10.55*	First Amendment to Amended and Restated Aircraft Time Sharing Agreement, dated January 30, 2023, between Visa and Alfred F. Kelly, Jr.	10-Q	001-33977	10.5	4/27/2023

10.56*	Aircraft Time Sharing Agreement, effective January 30, 2023, between Visa and Ryan McInerney	10-Q	001-33977	10.6	4/27/2023

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

VISA INC.

By:	/s/ Ryan McInerney
Name:	Ryan McInerney
Title:	Chief Executive Officer
Date:	November 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan McInerney	Chief Executive Officer and Director	November 15, 2023
Ryan McInerney	(Principal Executive Officer)

/s/ Chris Suh	Chief Financial Officer	November 15, 2023
Chris Suh	(Principal Financial Officer)

/s/ Peter M. Andreski	Global Corporate Controller, Chief Accounting Officer	November 15, 2023
Peter M. Andreski	(Principal Accounting Officer)

/s/ Alfred F. Kelly, Jr.	Executive Chairman	November 15, 2023
Alfred F. Kelly, Jr.

/s/ John F. Lundgren	Lead Independent Director	November 15, 2023
John F. Lundgren

/s/ Lloyd A. Carney	Director	November 15, 2023
Lloyd A. Carney

/s/ Kermit R. Crawford	Director	November 15, 2023
Kermit R. Crawford

/s/ Francisco Javier Fernández-Carbajal	Director	November 15, 2023
Francisco Javier Fernández-Carbajal

/s/ Ramon Laguarta	Director	November 15, 2023
Ramon Laguarta

/s/ Teri L. List	Director	November 15, 2023
Teri L. List

/s/ Denise M. Morrison	Director	November 15, 2023
Denise M. Morrison

/s/ Pamela Murphy	Director	November 15, 2023
Pamela Murphy

/s/ Linda J. Rendle	Director	November 15, 2023
Linda J. Rendle

/s/ Maynard G. Webb, Jr.	Director	November 15, 2023
Maynard G. Webb, Jr.