Form 10-Q
period 2023-12-31
VISA INC.
filed 2024-01-26
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of January 17, 2024, there were 1,581,590,212 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 9,406,105 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2023	September 30, 2023
	(in millions, except per share data)
Assets
Cash and cash equivalents	$13,591	$16,286
Restricted cash equivalents—U.S. litigation escrow	1,616	1,764
Investment securities	5,005	3,842
Settlement receivable	2,525	2,183
Accounts receivable	2,506	2,291
Customer collateral	3,164	3,005
Current portion of client incentives	1,572	1,577
Prepaid expenses and other current assets	2,753	2,584
Total current assets	32,732	33,532
Investment securities	2,809	1,921
Client incentives	3,941	3,789
Property, equipment and technology, net	3,472	3,425
Goodwill	18,120	17,997
Intangible assets, net	26,739	26,104
Other assets	3,596	3,731
Total assets	$91,409	$90,499
Liabilities
Accounts payable	$348	$375
Settlement payable	3,724	3,269
Customer collateral	3,164	3,005
Accrued compensation and benefits	816	1,506
Client incentives	8,034	8,177
Accrued liabilities	5,077	5,015
Accrued litigation	1,471	1,751
Total current liabilities	22,634	23,098
Long-term debt	20,703	20,463
Deferred tax liabilities	5,275	5,114
Other liabilities	3,064	3,091
Total liabilities	51,676	51,766
Commitments and contingencies (Note 13)
Equity
Series A, Series B and Series C convertible participating preferred stock (preferred stock), $0.0001 par value: 25 shares authorized and 5 (Series A less than one, Series B 2, Series C 3) shares issued and outstanding as of December 31, 2023 and September 30, 2023	1,615	1,698
Class A, Class B and Class C common stock and additional paid-in capital, $0.0001 par value: 2,003,341 shares authorized (Class A 2,001,622, Class B 622, Class C 1,097); 1,836 (Class A 1,582, Class B 245, Class C 9) and 1,849 (Class A 1,594, Class B 245, Class C 10) shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	20,490	20,452
Right to recover for covered losses	(139)	(140)
Accumulated income	18,422	18,040
Accumulated other comprehensive income (loss):
Investment securities	(18)	(64)
Defined benefit pension and other postretirement plans	(153)	(155)
Derivative instruments	(208)	(177)
Foreign currency translation adjustments	(276)	(921)
Total accumulated other comprehensive income (loss)	(655)	(1,317)
Total equity	39,733	38,733
Total liabilities and equity	$91,409	$90,499
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
	(in millions, except per share data)
Net revenues	$8,634	$7,936

Operating Expenses
Personnel	1,479	1,337
Marketing	293	332
Network and processing	181	178
Professional fees	131	109
Depreciation and amortization	247	227
General and administrative	340	322
Litigation provision	9	341
Total operating expenses	2,680	2,846
Operating income	5,954	5,090

Non-operating Income (Expense)
Interest expense	(187)	(137)
Investment income (expense) and other	275	24
Total non-operating income (expense)	88	(113)
Income before income taxes	6,042	4,977
Income tax provision	1,152	798
Net income	$4,890	$4,179

Basic Earnings Per Share
Class A common stock	$2.39	$1.99
Class B common stock	$3.80	$3.19
Class C common stock	$9.58	$7.96

Basic Weighted-average Shares Outstanding
Class A common stock	1,584	1,629
Class B common stock	245	245
Class C common stock	9	10

Diluted Earnings Per Share
Class A common stock	$2.39	$1.99
Class B common stock	$3.80	$3.19
Class C common stock	$9.57	$7.95

Diluted Weighted-average Shares Outstanding
Class A common stock	2,045	2,102
Class B common stock	245	245
Class C common stock	9	10
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
	(in millions)
Net income	$4,890	$4,179
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	58	15
Income tax effect	(12)	(3)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	—	2
Income tax effect	—	(1)
Reclassification adjustments	3	1
Income tax effect	(1)	—
Derivative instruments:
Net unrealized gain (loss)	(77)	(116)
Income tax effect	16	14
Reclassification adjustments	39	(7)
Income tax effect	(9)	(4)
Foreign currency translation adjustments
Translation adjustments	588	1,209
Income tax effect	57	—
Other comprehensive income (loss)	662	1,110
Comprehensive income	$5,552	$5,289
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended December 31, 2023
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452	$(140)	$18,040	$(1,317)	$38,733
Net income								4,890		4,890
Other comprehensive income (loss)									662	662
VE territory covered losses incurred							(24)			(24)
Recovery through conversion rate adjustment			(25)				25			—
Conversion to class A common stock upon sales into public market	—	(2)	(58)		1	58				—
Share-based compensation						209				209
Stock issued under equity plans					2	104				104
Restricted stock and performance-based shares settled in cash for taxes					(1)	(172)				(172)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock								(1,060)		(1,060)
Repurchase of class A common stock					(15)	(161)		(3,448)		(3,609)
Balance as of December 31, 2023	5		$1,615	(1)	1,836	$20,490	$(139)	$18,422	$(655)	$39,733
(1)As of December 31, 2023 and September 30, 2023, the book value of series A preferred stock was $398 million and $456 million, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended December 31, 2022
	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890		$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income									4,179		4,179
Other comprehensive income (loss)										1,110	1,110
VE territory covered losses incurred								(8)			(8)
Recovery through conversion rate adjustment			(14)					15			1
Conversion to class A common stock upon sales into public market	—	(2)	(329)		5		329				—
Share-based compensation							177				177
Stock issued under equity plans					2		56				56
Restricted stock and performance-based shares settled in cash for taxes					—	(2)	(112)				(112)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock									(945)		(945)
Repurchase of class A common stock					(16)		(168)		(2,947)		(3,115)
Balance as of December 31, 2022	5		$1,981	(1)	1,881		$19,827	$(28)	$16,403	$(1,259)	$36,924
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

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
	(in millions)
Operating Activities
Net income	$4,890	$4,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	3,348	2,786
Share-based compensation	209	177
Depreciation and amortization	247	227
Deferred income taxes	59	(132)
VE territory covered losses incurred	(24)	(8)
(Gains) losses on equity investments, net	(4)	106
Other	11	(26)
Change in operating assets and liabilities:
Settlement receivable	(257)	(54)
Accounts receivable	(195)	(60)
Client incentives	(3,601)	(2,743)
Other assets	(204)	160
Accounts payable	(18)	(64)
Settlement payable	313	44
Accrued and other liabilities	(877)	(666)
Accrued litigation	(283)	245
Net cash provided by (used in) operating activities	3,614	4,171
Investing Activities
Purchases of property, equipment and technology	(267)	(249)
Investment securities:
Purchases	(2,743)	(1,995)
Proceeds from maturities and sales	1,137	1,310
Purchases of other investments	(11)	(20)
Settlement of derivative instruments	—	402
Other investing activities	(5)	42
Net cash provided by (used in) investing activities	(1,889)	(510)
Financing Activities
Repurchase of class A common stock	(3,580)	(3,115)
Repayments of debt	—	(2,250)
Dividends paid	(1,060)	(945)
Cash proceeds from issuance of class A common stock under equity plans	104	56
Restricted stock and performance-based shares settled in cash for taxes	(172)	(112)
Other financing activities	329	19
Net cash provided by (used in) financing activities	(4,379)	(6,347)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	300	692
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,354)	(1,994)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	21,990	20,377
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$19,636	$18,383
Supplemental Disclosure
Cash paid for income taxes, net	$1,503	$721
Interest payments on debt	$213	$244
Accruals related to purchases of property, equipment and technology	$26	$27

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
The accompanying unaudited consolidated financial statements are presented in accordance with U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to Visa’s Annual Report on Form 10-K for the year ended September 30, 2023 for additional disclosures, including a summary of the Company’s significant accounting policies.
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
Note 2—Acquisitions
On January 16, 2024, Visa acquired Pismo Holdings, a global cloud-native issuer processing and core banking platform, for $1.0 billion in cash. Due to the limited amount of time since the acquisition date, the initial allocation of the purchase price is not yet complete. The Company expects to provide the initial purchase price allocation within its Form 10-Q for the second quarter of fiscal 2024.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	Three Months Ended December 31,
	2023	2022
	(in millions)
Service revenues	$3,915	$3,511
Data processing revenues	4,356	3,827
International transaction revenues	3,019	2,797
Other revenues	692	587
Client incentives	(3,348)	(2,786)
Net revenues	$8,634	$7,936

	Three Months Ended December 31,
	2023	2022
	(in millions)
U.S.	$3,645	$3,567
International	4,989	4,369
Net revenues	$8,634	$7,936
Remaining performance obligations are comprised of deferred revenues and contract revenues that will be invoiced and recognized as revenues in future periods primarily related to value added services. As of December 31, 2023, the remaining performance obligations were $3.2 billion. The Company expects approximately half to be recognized as revenues in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31, 2023	September 30, 2023
	(in millions)
Cash and cash equivalents	$13,591	$16,286
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,616	1,764
Customer collateral	3,164	3,005
Prepaid expenses and other current assets	1,265	935
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,636	$21,990

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 5—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation (U.S. covered litigation) are paid. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. See Note 13—Legal Matters.
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Three Months Ended December 31,
	2023	2022
	(in millions)
Balance as of beginning of period	$1,764	$1,449
Deposits into the U.S. litigation escrow account	—	350
Payments to opt-out merchants(1), net of interest earned on escrow funds	(148)	(94)
Balance as of end of period	$1,616	$1,705
(1)These payments are associated with the interchange multidistrict litigation. See Note 13—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (VE territory covered litigation). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (VE territory covered losses) through a periodic adjustment to the class A common stock conversion rates applicable to the series B and C preferred stock. VE territory covered losses are recorded in the contra-equity account right to recover for covered losses within stockholders’ equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in right to recover for covered losses is then recorded against the book value of the preferred stock within stockholders’ equity.
The following table presents the activities related to VE territory covered losses in preferred stock and right to recover for covered losses within stockholders’ equity:

	Three Months Ended December 31, 2023
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$441	$801	$(140)
VE territory covered losses incurred(1)	—	—	(24)
Recovery through conversion rate adjustment	(22)	(3)	25
Balance as of end of period	$419	$798	$(139)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended December 31, 2022
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$460	$812	$(35)
VE territory covered losses incurred(1)	—	—	(8)
Recovery through conversion rate adjustment(2)	(7)	(7)	15
Balance as of end of period	$453	$805	$(28)
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
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	December 31, 2023		September 30, 2023
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$1,875	$419	$1,676	$441
Series C preferred stock	2,979	798	2,635	801
Total	4,854	1,217	4,311	1,242
Less: right to recover for covered losses	(139)	(139)	(140)	(140)
Total recovery for covered losses available	$4,715	$1,078	$4,171	$1,102
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of December 31, 2023, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.903 and 3.625, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $260.35, Visa’s class A common stock closing stock price.
(3)As of September 30, 2023, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.937 and 3.629, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $230.01, Visa’s class A common stock closing stock price.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$10,316	$13,504	$—	$—
U.S. government-sponsored debt securities	—	—	28	—
U.S. Treasury securities	95	301	—	—
Investment securities:
Marketable equity securities	397	339	—	—
U.S. government-sponsored debt securities	—	—	1,580	1,108
U.S. Treasury securities	5,837	4,316	—	—
Other current and non-current assets:
Money market funds	28	23	—	—
Derivative instruments	—	—	154	293
Total	$16,673	$18,483	$1,762	$1,401
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$221	$175	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	287	396
Total	$221	$175	$287	$396
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,607	$2	$(1)	$1,608
U.S. Treasury securities	5,956	19	(43)	5,932
Total	$7,563	$21	$(44)	$7,540

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,109	$1	$(2)	$1,108
U.S. Treasury securities	4,697	—	(80)	4,617
Total	$5,806	$1	$(82)	$5,725
Debt securities with unrealized losses for less than 12 months and 12 months or greater were as follows:

	December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$424	$(1)	$—	$—
U.S. Treasury securities	646	(2)	2,056	(41)
Total	$1,070	$(3)	$2,056	$(41)

	September 30, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$412	$(2)	$50	$—
U.S. Treasury securities	1,360	(12)	2,128	(68)
Total	$1,772	$(14)	$2,178	$(68)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

December 31, 2023
(in millions)
Due within one year	$4,731
Due after one year through five years	2,809
Total	$7,540
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the total carrying value of the Company’s non-marketable equity securities that were accounted for using the fair value measurement alternative and held as of December 31, 2023, including the cumulative unrealized gains and losses:

December 31, 2023
(in millions)
Initial cost basis	$710
Adjustments:
Upward adjustments	909
Downward adjustments (including impairment)	(430)
Carrying amount	$1,189
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities accounted for using the fair value measurement alternative and still held as of December 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended December 31,
	2023	2022
	(in millions)
Upward adjustments	$9	$17
Downward adjustments (including impairment)	$—	$—
For the three months ended December 31, 2023 and 2022, the Company recognized net unrealized gains of $36 million and net unrealized losses of $102 million, respectively, on marketable and non-marketable equity securities still held as of quarter end.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of December 31, 2023, the carrying value and estimated fair value of debt was $20.7 billion and $19.0 billion, respectively. As of September 30, 2023, the carrying value and estimated fair value of debt was $20.5 billion and $17.7 billion, respectively.
Other financial instruments not measured at fair value. As of December 31, 2023, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2023, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of December 31, 2023.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 7—Debt
The Company had outstanding debt as follows:

	December 31, 2023	September 30, 2023	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$4,000	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,497	1,434	1.71%
2.00% Senior Notes due June 2029	1,109	1,062	2.13%
2.375% Senior Notes due June 2034	721	690	2.53%
Total debt	21,077	20,936
Unamortized discounts and debt issuance costs	(156)	(159)
Hedge accounting fair value adjustments(2)	(218)	(314)
Total carrying value of debt	$20,703	$20,463

Reported as:
Current maturities of debt	$—	$—
Long-term debt	20,703	20,463
Total carrying value of debt	$20,703	$20,463
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the three months ended December 31, 2023, the Company’s maximum daily settlement exposure was $133.2 billion and the average daily settlement exposure was $83.0 billion.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	December 31, 2023	September 30, 2023
	(in millions)
Restricted cash	$3,164	$3,005
Pledged securities	504	411
Letters of credit	1,779	1,738
Guarantees	1,054	1,047
Total	$6,501	$6,201
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	December 31, 2023					September 30, 2023
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		6	—	(2)	100.0000		7
Series B preferred stock	2		2.9030		7	2		2.9370		7
Series C preferred stock	3		3.6250		11	3		3.6290		11
Class A common stock	1,582		—		1,582	1,594		—		1,594
Class B common stock	245		1.5875	(3)	390	245		1.5875	(3)	390
Class C common stock	9		4.0000		38	10		4.0000		38
Total					2,034					2,047
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
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	Three Months Ended December 31,
	2023	2022
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	2
Effective price per share(1)	$—	$209.14
Deposits into the U.S. litigation escrow account	$—	$350
(1)Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificate of incorporation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$254.32		$254.32		$211.34		$211.34
Recovery through conversion rate adjustment	$22		$3		$7		$7
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended December 31,
	2023	2022
	(in millions, except per share data)
Shares repurchased in the open market(1)	15	16
Average repurchase cost per share(2)	$238.47	$197.69
Total cost(2)	$3,609	$3,115
(1)Shares repurchased in the open market reflect repurchases that settled during the three months ended December 31, 2023 and 2022. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes.
In October 2023 and 2022, the Company’s board of directors authorized share repurchase programs of $25.0 billion providing multi-year flexibility, and $12.0 billion, respectively. These authorizations have no expiration date. As of December 31, 2023, the Company’s share repurchase programs had remaining authorized funds of $26.4 billion. All share repurchase programs authorized prior to October 2022 have been completed.
Class B common stock. On January 23, 2024, Visa’s common stockholders approved amendments to the Company’s certificate of incorporation authorizing Visa to implement an exchange offer program that would have the effect of releasing transfer restrictions on portions of the Company’s class B common stock. The certificate of incorporation amendments automatically redenominate all shares of class B common stock as class B-1 common stock with no changes to the par value, conversion features, rights and privileges of the class B common stock. The amendments also authorized new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock was tendered in exchange and retired. The new authorization will have no impact to outstanding diluted earnings per class A common stock.
Dividends. During the three months ended December 31, 2023 and 2022, the Company declared and paid dividends of $1.1 billion and $945 million, respectively. On January 23, 2024, the Company’s board declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of class B-1 and C common stock and series A, B and C preferred stock on an as-converted basis), payable on March 1, 2024, to all holders of record as of February 9, 2024.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 10—Earnings Per Share

The following table presents earnings per share for the three months ended December 31, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,792	1,584	$2.39	$4,890	2,045	(3)	$2.39
Class B common stock	933	245	$3.80	$932	245		$3.80
Class C common stock	91	9	$9.58	$91	9		$9.57
Participating securities	74	Not presented	Not presented	$74	Not presented		Not presented
Net income	$4,890

The following table presents earnings per share for the three months ended December 31, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,243	1,629	$1.99	$4,179	2,102	(3)	$1.99
Class B common stock	784	245	$3.19	$784	245		$3.19
Class C common stock	78	10	$7.96	$78	10		$7.95
Participating securities	74	Not presented	Not presented	$74	Not presented		Not presented
Net income	$4,179
(1)The weighted-average number of shares of as-converted class B common stock used in the income allocation was 390 million and 394 million for the three months ended December 31, 2023 and 2022, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 38 million and 39 million for the three months ended December 31, 2023 and 2022, respectively. The weighted-average number of shares of preferred stock included within participating securities was 6 million and 13 million of as-converted series A preferred stock for the three months ended December 31, 2023 and 2022, respectively, 7 million of as-converted series B preferred stock for the three months ended December 31, 2023 and 2022 and 11 million of as-converted series C preferred stock for the three months ended December 31, 2023 and 2022.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three months ended December 31, 2023 and 2022.
Note 11—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) during the three months ended December 31, 2023:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	722,695	$62.55	$249.56
Restricted stock units	2,735,697	$249.56
Performance-based shares(1)	528,008	$281.85
(1)Represents the maximum number of performance-based shares which could be earned.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
For the three months ended December 31, 2023 and 2022, the Company recorded share-based compensation cost related to the EIP of $200 million and $170 million, respectively.
Note 12—Income Taxes
For the three months ended December 31, 2023 and 2022, the effective income tax rates were 19% and 16%, respectively. The difference in the effective tax rates is primarily due to a $142 million tax benefit recognized during the three months ended December 31, 2022 due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
During the three months ended December 31, 2023, the Company’s gross unrecognized tax benefits increased by $113 million. The Company’s net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate, increased by $29 million. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions.
In January 2024, a resolution was reached regarding India tax assessments for years falling within the period from 2010 to 2019. As a result, the Company filed to withdraw appeals to the appellate authorities for these years.
Effective through September 30, 2028, the Company’s operating hub in the Asia Pacific region is subject to a tax incentive in Singapore which is conditional upon meeting certain requirements.
The Company’s tax filings are subject to examination by U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations and refund claims are uncertain. However, it is reasonably possible that the Company’s net unrecognized tax benefits could decrease by approximately $400 million in the next 12 months.
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
The following table summarizes the activity related to accrued litigation:

	Three Months Ended December 31,
	2023	2022
	(in millions)
Balance as of beginning of period	$1,751	$1,456
Provision for uncovered legal matters	10	—
Provision for covered legal matters	22	347
Payments for legal matters	(312)	(101)
Balance as of end of period	$1,471	$1,702
Accrual Summary—U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Three Months Ended December 31,
	2023	2022
	(in millions)
Balance as of beginning of period	$1,621	$1,441
Provision for interchange multidistrict litigation	—	341
Payments for U.S. covered litigation	(160)	(101)
Balance as of end of period	$1,461	$1,681
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Three Months Ended December 31,
	2023	2022
	(in millions)
Balance as of beginning of period	$110	$11
Provision for VE territory covered litigation	22	6
Payments for VE territory covered litigation	(126)	—
Balance as of end of period	$6	$17
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Class Actions
On December 4, 2023, plaintiffs in the two actions led, respectively, by Hayley Lanning and Camp Grounds Coffee, served a motion for partial summary judgment. On January 8, 2024, defendants’ motions for summary judgment under Ohio v. American Express were granted in part and denied in part.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 73% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
On November 1, 2023, defendants served a motion to enforce the Amended Settlement Agreement, or in the alternative for summary judgment, regarding claims in the actions brought by certain plaintiffs in their capacity as payment facilitators. On December 4, 2023, plaintiffs in certain of the individual merchant actions served a motion

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
for partial summary judgment or a joinder in partial summary judgment motions. On January 8, 2024, defendants’ motions for summary judgment under Ohio v. American Express were granted in part and denied in part.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, proceedings have been commenced by more than 1,150 Merchants (the capitalized term “Merchant” when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa has settled the claims asserted by over 475 Merchants, and there are approximately 600 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
Other Litigation
MiCamp Solutions

On December 8, 2023, a complaint was filed in the U.S. District Court for the Northern District of California by MiCamp Solutions, LLC against Visa on behalf of a purported class of Independent Sales Organizations (ISOs) and their merchant customers and a purported subclass of ISOs. The complaint alleges violations of federal and state antitrust laws, state data privacy laws, and the constitution, based on, among other things, Visa’s interchange fees and its assessment of fees for non-compliance with its surcharge rules. The complaint seeks to recover damages and to enjoin the enforcement of Visa’s default interchange and surcharge rules, among other things.
Mirage Wine + Spirit’s Inc.
On December 14, 2023, a putative class action was filed in the U.S. District Court for the Southern District of Illinois by Mirage Wine + Spirit’s Inc. against Apple Inc., Visa Inc. and Mastercard Incorporated on behalf of certain merchants in the United States that accepted Apple Pay as a method of payment at the physical point-of-sale from December 14, 2019. Plaintiff alleges a conspiracy under which Apple agreed not to enter a purported market for point-of-sale payment card networks services and seeks damages, injunctive relief and attorneys’ fees based on alleged violations of section 1 of the Sherman Act. On January 5, 2024, Visa requested transfer of the action to the U.S. District Court for the Eastern District of New York for coordinated or consolidated pretrial proceedings with the Interchange Multidistrict Litigation.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows; the implementation of the exchange offer program; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our unaudited consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2023, and any subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview
Visa is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories among a global set of consumers, merchants, financial institutions and government entities through innovative technologies. We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet, our proprietary advanced transaction processing network. We offer products, solutions and services that facilitate secure, reliable and efficient money movement for all participants in the ecosystem.
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended December 31,
	2023	2022	% Change(1)
	(in millions, except percentages and per share data)
Net revenues	$8,634	$7,936	9%
Operating expenses	$2,680	$2,846	(6%)
Net income	$4,890	$4,179	17%
Diluted earnings per share	$2.39	$1.99	20%

Non-GAAP operating expenses(2)	$2,619	$2,439	7%
Non-GAAP net income(2)	$4,938	$4,581	8%
Non-GAAP diluted earnings per share(2)	$2.41	$2.18	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights for the first quarter of fiscal 2024. For the three months ended December 31, 2023, net revenues increased 9% over the prior-year comparable period, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. During the three months ended December 31, 2023, exchange rate movements did not have a material impact on net revenues growth. See Results of Operations—Net Revenues below for further discussion.
For the three months ended December 31, 2023, GAAP operating expenses decreased 6% over the prior-year comparable period, primarily driven by lower litigation provision, partially offset by higher personnel expenses. See Results of Operations—Operating Expenses below for further discussion. During the three months ended December 31, 2023, exchange rate movements positively impacted our operating expenses by approximately one percentage point.
For the three months ended December 31, 2023, non-GAAP operating expenses increased 7% over the prior-year comparable period, primarily driven by higher personnel expenses.
Acquisition. On January 16, 2024, we acquired Pismo Holdings (Pismo), a global cloud-native issuer processing and core banking platform, for $1.0 billion in cash.
Common stock repurchases. During the three months ended December 31, 2023, we repurchased 15 million shares of our class A common stock in the open market for $3.6 billion. As of December 31, 2023, our share repurchase programs had remaining authorized funds of $26.4 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Litigation provision. During the three months ended December 31, 2022, we recorded additional accruals to address claims associated with the interchange multidistrict litigation. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B common stock ultimately convert into shares of class A common stock. During the three months ended December 31, 2022, basic and diluted earnings per class A common stock were unchanged, as a result of the downward adjustments of the class B common stock conversion rate during the period. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
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

	Three Months Ended December 31, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$2,680	$88	$1,152	19.1%	$4,890	$2.39
(Gains) losses on equity investments, net	—	(4)	(1)		(3)	—
Amortization of acquired intangible assets	(40)	—	9		31	0.01
Acquisition-related costs	(21)	—	1		20	0.01
Non-GAAP	$2,619	$84	$1,161	19.0%	$4,938	$2.41

	Three Months Ended December 31, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$2,846	$(113)	$798	16.0%	$4,179	$1.99
(Gains) losses on equity investments, net	—	106	24		82	0.04
Amortization of acquired intangible assets	(43)	—	9		34	0.02
Acquisition-related costs	(23)	—	2		21	0.01
Litigation provision	(341)	—	76		265	0.13
Non-GAAP	$2,439	$(7)	$909	16.5%	$4,581	$2.18
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
The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended September 30,(1)			Three Months Ended September 30,(1)			Three Months Ended September 30,(1)
	2023	2022	% Change(2)	2023	2022	% Change(2)	2023	2022	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$580	$551	5%	$735	$684	7%	$1,315	$1,236	6%
Consumer debit(3)	730	683	7%	744	638	17%	1,474	1,320	12%
Commercial(4)	259	246	6%	150	130	15%	409	376	9%
Total nominal payments volume(2)	$1,569	$1,479	6%	$1,629	$1,452	12%	$3,198	$2,932	9%
Cash volume(5)	155	155	(1%)	474	451	5%	629	607	4%
Total nominal volume(2),(6)	$1,724	$1,635	5%	$2,103	$1,904	11%	$3,827	$3,538	8%

The following table presents the change in nominal and constant payments and cash volume:

	International		Visa Inc.
	Three Months Ended September 30, 2023 vs. 2022(1),(2)		Three Months Ended September 30, 2023 vs. 2022(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	7%	10%	6%	8%
Consumer debit growth(3)	17%	13%	12%	10%
Commercial growth(4)	15%	15%	9%	9%
Total payments volume growth	12%	12%	9%	9%
Cash volume growth(5)	5%	4%	4%	3%
Total volume growth	11%	10%	8%	8%
(1)Service revenues in a given quarter are primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2023 and 2022, respectively, were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2023 and 2022, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended December 31,
	2023	2022	% Change(1)
	(in millions, except percentages)
Visa processed transactions	57,472	52,512	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenues
The following table presents our net revenues earned in the U.S. and internationally:

	Three Months Ended December 31,
	2023	2022	% Change(1)
	(in millions, except percentages)
U.S.	$3,645	$3,567	2%
International	4,989	4,369	14%
Net revenues	$8,634	$7,936	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased over the three-month prior-year comparable period primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.

Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. During the three months ended December 31, 2023, exchange rate movements did not have a material impact on net revenues growth.
The following table presents the components of our net revenues:

	Three Months Ended December 31,
	2023	2022	% Change(1)
	(in millions, except percentages)
Service revenues	$3,915	$3,511	11%
Data processing revenues	4,356	3,827	14%
International transaction revenues	3,019	2,797	8%
Other revenues	692	587	18%
Client incentives	(3,348)	(2,786)	20%
Net revenues	$8,634	$7,936	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 9% growth in nominal payments volume and select pricing modifications.
•Data processing revenues increased primarily due to 9% growth in processed transactions, select pricing modifications and business mix.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes of 18%, excluding transactions within Europe, partially offset by lower volatility of a broad range of currencies.
•Other revenues increased primarily due to select pricing modifications and growth in consulting services.
•Client incentives increased primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended December 31,
	2023	2022	% Change(1)
	(in millions, except percentages)
Personnel	$1,479	$1,337	11%
Marketing	293	332	(12%)
Network and processing	181	178	1%
Professional fees	131	109	21%
Depreciation and amortization	247	227	9%
General and administrative	340	322	5%
Litigation provision	9	341	(97%)
Total operating expenses	$2,680	$2,846	(6%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased during the three months ended December 31, 2023 primarily due to a higher number of employees and compensation, reflecting our strategy to invest in future growth.

•Marketing expenses decreased during the three months ended December 31, 2023 primarily due to spend related to the FIFA World Cup 2022TM in the prior year and absent in the current year.
•Professional fees increased during the three months ended December 31, 2023 primarily due to higher legal and consulting fees.
•General and administrative expenses increased during the three months ended December 31, 2023 primarily due to higher usage of travel related card benefits and indirect taxes, partially offset by favorable foreign currency fluctuations.
•Litigation provision decreased during the three months ended December 31, 2023 primarily due to the accrual related to the U.S. covered litigation in the prior year and absent in the current year. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended December 31,
	2023	2022	% Change(1)
	(in millions, except percentages)
Interest expense	$(187)	$(137)	36%
Investment income (expense) and other	275	24	NM
Total non-operating income (expense)	$88	$(113)	(178%)
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased during the three months ended December 31, 2023 primarily due to losses from derivative instruments and the discrete tax benefit recognized during the prior year, partially offset by lower interest expense related to lower outstanding debt.
•Investment income (expense) and other increased during the three months ended December 31, 2023, primarily due to higher interest income on our cash and investments and gains on our investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended December 31,
	2023	2022
Effective income tax rate	19%	16%
The difference in the effective tax rates is primarily due to a $142 million tax benefit recognized during the three months ended December 31, 2022 due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2023	2022
	(in millions)
Total cash provided by (used in):
Operating activities	$3,614	$4,171
Investing activities	$(1,889)	$(510)
Financing activities	$(4,379)	$(6,347)
Operating activities. Cash provided by operating activities for the three months ended December 31, 2023 was lower than the prior-year comparable period primarily due to higher incentive payments and higher litigation payments, partially offset by continued growth in our underlying business.
Investing activities. Cash used in investing activities for the three months ended December 31, 2023 was higher than the prior-year comparable period primarily due to higher purchases of investment securities and cash received from the settlement of net investment hedge derivative instruments in the prior year.
Financing activities. Cash used in financing activities for the three months ended December 31, 2023 was lower than the prior-year comparable period primarily due to the principal debt payment upon maturity of our December 2022 senior notes in the prior year, partially offset by higher share repurchases and higher dividends paid. See Note 7—Debt and Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2023, except as discussed below.
Common stock repurchases. During the three months ended December 31, 2023, we repurchased shares of our class A common stock in the open market for $3.6 billion. As of December 31, 2023, our share repurchase programs had remaining authorized funds of $26.4 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2023, we declared and paid $1.1 billion in dividends to holders of our common and preferred stock. On January 23, 2024, our board declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of class B-1 and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board. All preferred and class B-1 and C common stock will share ratably on an as-converted basis in such future dividends.
Acquisition. On January 16 2024, we acquired Pismo for $1.0 billion in cash. See Note 2—Acquisitions to our unaudited consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for our annual periods beginning October 1, 2024, and interim periods beginning October 1, 2025, and requires retrospective application to all prior periods presented. We are currently evaluating the impact of the ASU on our disclosures.
In December 2023, the FASB issued ASU 2023-09, which provides improvements to income tax disclosures. This standard requires disaggregated information related to effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for our annual periods beginning October 1, 2025, and requires prospective application with the option to apply the standard retrospectively. We are currently evaluating the impact of the ASU on our disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks since September 30, 2023.

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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 13—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for developments concerning the Company’s current material legal proceedings, since the Company's Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
October 1 - 31, 2023	12	$237.17	12	$26,878
November 1 - 30, 2023	1	$239.85	1	$26,712
December 1 - 31, 2023	1	$260.48	1	$26,374
Total	14	$239.45	14
(1)Includes applicable taxes.
(2)The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.
See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
(c) Trading Plans.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Eighth Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/24/2024

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	January 25, 2024	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 25, 2024	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	January 25, 2024	By:	/s/ Peter M. Andreski
		Name:	Peter M. Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)