Form 10-Q
period 2024-03-31
VISA INC.
filed 2024-04-24
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of April 17, 2024, there were 1,574,151,974 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B-1 common stock, par value $0.0001 per share, and 9,273,174 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	September 30, 2023
	(in millions, except per share data)
Assets
Cash and cash equivalents	$12,993	$16,286
Restricted cash equivalents—U.S. litigation escrow	1,584	1,764
Investment securities	4,710	3,842
Settlement receivable	3,558	2,183
Accounts receivable	2,272	2,291
Customer collateral	3,367	3,005
Current portion of client incentives	1,740	1,577
Prepaid expenses and other current assets	2,551	2,584
Total current assets	32,775	33,532
Investment securities	3,092	1,921
Client incentives	3,998	3,789
Property, equipment and technology, net	3,630	3,425
Goodwill	18,837	17,997
Intangible assets, net	26,375	26,104
Other assets	3,692	3,731
Total assets	$92,399	$90,499
Liabilities
Accounts payable	$338	$375
Settlement payable	4,485	3,269
Customer collateral	3,367	3,005
Accrued compensation and benefits	1,065	1,506
Client incentives	7,949	8,177
Accrued liabilities	4,386	5,015
Accrued litigation	1,853	1,751
Total current liabilities	23,443	23,098
Long-term debt	20,603	20,463
Deferred tax liabilities	5,145	5,114
Other liabilities	2,723	3,091
Total liabilities	51,914	51,766
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of March 31, 2024 and September 30, 2023	1,602	1,698
Common stock, $0.0001 par value:
Class A common stock, 1,574 and 1,594 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	—	—
Class B-1 common stock, 245 shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Class C common stock, 9 and 10 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	—	—
Right to recover for covered losses	(175)	(140)
Additional paid-in capital	20,709	20,452
Accumulated income	19,347	18,040
Accumulated other comprehensive income (loss):
Investment securities	(25)	(64)
Defined benefit pension and other postretirement plans	(145)	(155)
Derivative instruments	(162)	(177)
Foreign currency translation adjustments	(666)	(921)
Total accumulated other comprehensive income (loss)	(998)	(1,317)
Total equity	40,485	38,733
Total liabilities and equity	$92,399	$90,499
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in millions, except per share data)
Net revenue	$8,775	$7,985	$17,409	$15,921

Operating Expenses
Personnel	1,603	1,515	3,082	2,852
Marketing	338	309	631	641
Network and processing	189	179	370	357
Professional fees	160	130	291	239
Depreciation and amortization	249	234	496	461
General and administrative	452	282	792	604
Litigation provision	430	—	439	341
Total operating expenses	3,421	2,649	6,101	5,495
Operating income	5,354	5,336	11,308	10,426

Non-operating Income (Expense)
Interest expense	(82)	(142)	(269)	(279)
Investment income (expense) and other	241	84	516	108
Total non-operating income (expense)	159	(58)	247	(171)
Income before income taxes	5,513	5,278	11,555	10,255
Income tax provision	850	1,021	2,002	1,819
Net income	$4,663	$4,257	$9,553	$8,436

Basic Earnings Per Share
Class A common stock	$2.29	$2.04	$4.68	$4.03
Class B-1 common stock	$3.63	$3.26	$7.44	$6.45
Class C common stock	$9.16	$8.15	$18.73	$16.10

Basic Weighted-average Shares Outstanding
Class A common stock	1,579	1,624	1,582	1,627
Class B-1 common stock	245	245	245	245
Class C common stock	9	10	9	10

Diluted Earnings Per Share
Class A common stock	$2.29	$2.03	$4.68	$4.02
Class B-1 common stock	$3.63	$3.25	$7.43	$6.44
Class C common stock	$9.15	$8.14	$18.71	$16.09

Diluted Weighted-average Shares Outstanding
Class A common stock	2,039	2,093	2,042	2,098
Class B-1 common stock	245	245	245	245
Class C common stock	9	10	9	10
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Net income	$4,663	$4,257	$9,553	$8,436
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(8)	36	50	51
Income tax effect	1	(8)	(11)	(11)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	8	3	8	5
Income tax effect	(2)	—	(2)	(1)
Reclassification adjustments	3	3	6	4
Income tax effect	(1)	—	(2)	—
Derivative instruments:
Net unrealized gain (loss)	58	(75)	(19)	(191)
Income tax effect	(7)	17	9	31
Reclassification adjustments	(6)	6	33	(1)
Income tax effect	1	(3)	(8)	(7)
Foreign currency translation adjustments:
Translation adjustments	(357)	290	231	1,499
Income tax effect	(33)	—	24	—
Other comprehensive income (loss)	(343)	269	319	1,379
Comprehensive income	$4,320	$4,526	$9,872	$9,815
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2024
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of December 31, 2023	5		$1,615	1,836		$20,490	$(139)	$18,422	$(655)	$39,733
Net income								4,663		4,663
Other comprehensive income (loss)									(343)	(343)
VE territory covered losses incurred							(36)			(36)
Conversion to class A common stock	—	(1)	(13)	1		13				—
Share-based compensation						242				242
Stock issued under equity plans				1		79				79
Restricted stock and performance-based shares settled in cash for taxes				—	(1)	(9)				(9)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock								(1,060)		(1,060)
Repurchase of class A common stock				(10)		(106)		(2,678)		(2,784)
Balance as of March 31, 2024	5		$1,602	1,828		$20,709	$(175)	$19,347	$(998)	$40,485
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2024
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452	$(140)	$18,040	$(1,317)	$38,733
Net income								9,553		9,553
Other comprehensive income (loss)									319	319
VE territory covered losses incurred							(60)			(60)
Recovery through conversion rate adjustment			(25)				25			—
Conversion to class A common stock	—	(2)	(71)		2	71				—
Share-based compensation						451				451
Stock issued under equity plans					3	183				183
Restricted stock and performance-based shares settled in cash for taxes					(1)	(181)				(181)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock								(2,120)		(2,120)
Repurchase of class A common stock					(25)	(267)		(6,126)		(6,393)
Balance as of March 31, 2024	5		$1,602	(1)	1,828	$20,709	$(175)	$19,347	$(998)	$40,485
(1)As of March 31, 2024 and September 30, 2023, the book value of series A preferred stock was $385 million and $456 million, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended March 31, 2023
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of December 31, 2022	5		$1,981	1,881		$19,827	$(28)	$16,403	$(1,259)	$36,924
Net income								4,257		4,257
Other comprehensive income (loss)									269	269
VE territory covered losses incurred							(7)			(7)
Conversion to class A common stock	—	(1)	(96)	2		96				—
Share-based compensation						223				223
Stock issued under equity plans				1		62				62
Restricted stock and performance-based shares settled in cash for taxes				—	(1)	(6)				(6)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock								(941)		(941)
Repurchase of class A common stock				(10)		(107)		(2,109)		(2,216)
Balance as of March 31, 2023	5		$1,885	1,874		$20,095	$(35)	$17,610	$(990)	$38,565
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2023
	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890		$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income									8,436		8,436
Other comprehensive income (loss)										1,379	1,379
VE territory covered losses incurred								(15)			(15)
Recovery through conversion rate adjustment			(14)					15			1
Conversion to class A common stock	—	(2)	(425)		7		425				—
Share-based compensation							400				400
Stock issued under equity plans					3		118				118
Restricted stock and performance-based shares settled in cash for taxes					—	(2)	(118)				(118)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock									(1,886)		(1,886)
Repurchase of class A common stock					(26)		(275)		(5,056)		(5,331)
Balance as of March 31, 2023	5		$1,885	(1)	1,874		$20,095	$(35)	$17,610	$(990)	$38,565
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

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2024	2023
	(in millions)
Operating Activities
Net income	$9,553	$8,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	6,605	5,691
Share-based compensation	451	400
Depreciation and amortization	496	461
Deferred income taxes	(68)	(154)
VE territory covered losses incurred	(60)	(15)
(Gains) losses on equity investments, net	26	196
Other	58	(22)
Change in operating assets and liabilities:
Settlement receivable	(1,335)	147
Accounts receivable	34	(67)
Client incentives	(7,088)	(5,521)
Other assets	(258)	(77)
Accounts payable	(25)	(48)
Settlement payable	1,143	(493)
Accrued and other liabilities	(1,479)	(1,047)
Accrued litigation	99	144
Net cash provided by (used in) operating activities	8,152	8,031
Investing Activities
Purchases of property, equipment and technology	(548)	(459)
Investment securities:
Purchases	(3,686)	(2,487)
Proceeds from maturities and sales	2,145	1,760
Acquisitions, net of cash and restricted cash acquired	(915)	—
Purchases of other investments	(14)	(70)
Settlement of derivative instruments	—	402
Other investing activities	(47)	19
Net cash provided by (used in) investing activities	(3,065)	(835)
Financing Activities
Repurchase of class A common stock	(6,338)	(5,309)
Repayments of debt	—	(2,250)
Dividends paid	(2,120)	(1,886)
Cash proceeds from issuance of class A common stock under equity plans	183	118
Restricted stock and performance-based shares settled in cash for taxes	(181)	(118)
Other financing activities	203	172
Net cash provided by (used in) financing activities	(8,253)	(9,273)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	124	828
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,042)	(1,249)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	21,990	20,377
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$18,948	$19,128
Supplemental Disclosure
Cash paid for income taxes, net	$3,658	$2,635
Interest payments on debt	$261	$293
Accruals related to purchases of property, equipment and technology	$99	$148

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
Use of estimates. The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting period. These estimates may change as new events occur and additional information is obtained, and will be recognized in the period in which such changes occur. Future actual results could differ materially from these estimates.
Note 2—Acquisitions
On January 16, 2024, Visa acquired Pismo Holdings, a global cloud-native issuer processing and core banking platform, for a purchase consideration of $929 million. The Company allocated $139 million of the purchase consideration to technology, customer relationships, other net assets acquired and deferred tax liabilities and the remaining $790 million to goodwill.

Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Service revenue	$4,033	$3,771	$7,948	$7,282
Data processing revenue	4,259	3,819	8,615	7,646
International transaction revenue	2,984	2,749	6,003	5,546
Other revenue	756	551	1,448	1,138
Client incentives	(3,257)	(2,905)	(6,605)	(5,691)
Net revenue	$8,775	$7,985	$17,409	$15,921

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
U.S.	$3,643	$3,540	$7,288	$7,107
International	5,132	4,445	10,121	8,814
Net revenue	$8,775	$7,985	$17,409	$15,921
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value added services. As of March 31, 2024, the remaining performance obligations were $3.4 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	March 31, 2024	September 30, 2023
	(in millions)
Cash and cash equivalents	$12,993	$16,286
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,584	1,764
Customer collateral	3,367	3,005
Prepaid expenses and other current assets	1,004	935
Cash, cash equivalents, restricted cash and restricted cash equivalents	$18,948	$21,990

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
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Six Months Ended March 31,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,764	$1,449
Deposits into the U.S. litigation escrow account	—	350
Payments to opt-out merchants(1), net of interest earned on escrow funds	(180)	(183)
Balance as of end of period	$1,584	$1,616
(1)These payments are associated with the interchange multidistrict litigation. See Note 13—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (VE territory covered litigation). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (VE territory covered losses) through a periodic adjustment to the class A common stock conversion rates applicable to the series B and C preferred stock. VE territory covered losses are recorded in right to recover for covered losses, a contra-equity account within stockholders’ equity, before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in right to recover for covered losses is then recorded against the book value of the preferred stock within stockholders’ equity.
The following table presents the activities related to VE territory covered losses in preferred stock and right to recover for covered losses within stockholders’ equity:

	Six Months Ended March 31, 2024
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$441	$801	$(140)
VE territory covered losses incurred(1)	—	—	(60)
Recovery through conversion rate adjustment	(22)	(3)	25
Balance as of end of period	$419	$798	$(175)

	Six Months Ended March 31, 2023
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$460	$812	$(35)
VE territory covered losses incurred(1)	—	—	(15)
Recovery through conversion rate adjustment(2)	(7)	(7)	15
Balance as of end of period	$453	$805	$(35)
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
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	March 31, 2024		September 30, 2023
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$2,010	$419	$1,676	$441
Series C preferred stock	3,194	798	2,635	801
Total	5,204	1,217	4,311	1,242
Less: right to recover for covered losses	(175)	(175)	(140)	(140)
Total recovery for covered losses available	$5,029	$1,042	$4,171	$1,102
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of March 31, 2024, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.903 and 3.625, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $279.08, Visa’s class A common stock closing stock price.
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

Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2024	September 30, 2023	March 31, 2024	September 30, 2023
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$9,050	$13,504	$—	$—
U.S. Treasury securities	834	301	—	—
Investment securities:
Marketable equity securities	374	339	—	—
U.S. government-sponsored debt securities	—	—	1,510	1,108
U.S. Treasury securities	5,918	4,316	—	—
Other current and non-current assets:
Money market funds	29	23	—	—
Derivative instruments	—	—	210	293
Total	$16,205	$18,483	$1,720	$1,401
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$223	$175	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	278	396
Total	$223	$175	$278	$396
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,511	$—	$(1)	$1,510
U.S. Treasury securities	6,782	4	(34)	6,752
Total	$8,293	$4	$(35)	$8,262

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,109	$1	$(2)	$1,108
U.S. Treasury securities	4,697	—	(80)	4,617
Total	$5,806	$1	$(82)	$5,725
Debt securities with unrealized losses for less than 12 months and 12 months or greater were as follows:

	March 31, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$1,282	$(1)	$—	$—
U.S. Treasury securities	2,789	(6)	1,870	(28)
Total	$4,071	$(7)	$1,870	$(28)

	September 30, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$412	$(2)	$50	$—
U.S. Treasury securities	1,360	(12)	2,128	(68)
Total	$1,772	$(14)	$2,178	$(68)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

March 31, 2024
(in millions)
Due within one year	$5,170
Due after one year through five years	3,092
Total	$8,262
Equity Securities
For the three months ended March 31, 2024 and 2023, the Company recognized net unrealized losses of $23 million and $82 million, respectively, on marketable and non-marketable equity securities held as of period end. For the six months ended March 31, 2024 and 2023, the Company recognized net unrealized gains of $13 million and net unrealized losses of $184 million, respectively, on marketable and non-marketable equity securities held as of period end.

Fair value measurement alternative. The Company’s investments in privately held companies do not have readily determinable fair values. These investments are measured at fair value on a non-recurring basis and are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity and the fact that significant inputs used to measure fair value are unobservable and require management’s judgment.
The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

March 31, 2024
(in millions)
Initial cost basis	$710
Adjustments:
Upward adjustments	909
Downward adjustments (including impairment)	(445)
Carrying amount	$1,174
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Upward adjustments	$—	$2	$9	$19
Downward adjustments (including impairment)	$(15)	$(89)	$(15)	$(89)
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of March 31, 2024, the carrying value and estimated fair value of debt was $20.6 billion and $18.6 billion, respectively. As of September 30, 2023, the carrying value and estimated fair value of debt was $20.5 billion and $17.7 billion, respectively.
Other financial instruments not measured at fair value. As of March 31, 2024, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed an annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2024, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of March 31, 2024.

Note 7—Debt
The Company had outstanding debt as follows:

	March 31, 2024	September 30, 2023	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$4,000	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,459	1,434	1.71%
2.00% Senior Notes due June 2029	1,081	1,062	2.13%
2.375% Senior Notes due June 2034	702	690	2.53%
Total debt	20,992	20,936
Unamortized discounts and debt issuance costs	(151)	(159)
Hedge accounting fair value adjustments(2)	(238)	(314)
Total carrying value of debt	$20,603	$20,463

Reported as:
Current maturities of debt	$—	$—
Long-term debt	20,603	20,463
Total carrying value of debt	$20,603	$20,463
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.
Note 8—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa operating rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. Historically, the Company has experienced minimal losses as a result of its settlement risk guarantee. However, the Company’s future obligations, which could be material under its guarantees, are not determinable as they are dependent upon future events.
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the six months ended March 31, 2024, the Company’s maximum daily settlement exposure was $133.7 billion and the average daily settlement exposure was $82.3 billion. To mitigate the risk of settlement exposure, the Company holds various forms of collateral including restricted cash, letters of credit, guarantees, beneficial rights to trust assets and pledged securities. As of March 31, 2024, the Company had total collateral of $7.2 billion.

Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	March 31, 2024					September 30, 2023
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		6	—	(2)	100.0000		7
Series B preferred stock	2		2.9030		7	2		2.9370		7
Series C preferred stock	3		3.6250		11	3		3.6290		11
Class A common stock	1,574		—		1,574	1,594		—		1,594
Class B-1 common stock	245		1.5875	(3)	390	245		1.5875	(3)	390
Class C common stock	9		4.0000		37	10		4.0000		38
Total					2,025					2,047
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)The class B-1 to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B-1 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	Six Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	2
Effective price per share(1)	$—	$209.14
Deposits into the U.S. litigation escrow account	$—	$350
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

The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Six Months Ended March 31, 2024				Six Months Ended March 31, 2023
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$254.32		$254.32		$211.34		$211.34
Recovery through conversion rate adjustment	$22		$3		$7		$7
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in millions, except per share data)
Shares repurchased in the open market(1)	10	10	25	26
Average repurchase cost per share(2)	$280.41	$221.32	$255.09	$206.88
Total cost(2)	$2,784	$2,216	$6,393	$5,331
(1)Shares repurchased in the open market reflect repurchases that settled during the three and six months ended March 31, 2024 and 2023. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes.
In October 2023 and 2022, the Company’s board of directors authorized share repurchase programs of $25.0 billion providing multi-year flexibility, and $12.0 billion, respectively. These authorizations have no expiration date. As of March 31, 2024, the Company’s share repurchase program had remaining authorized funds of $23.6 billion. All share repurchase programs authorized prior to October 2023 have been completed.

Class B common stock. On January 23, 2024, Visa’s common stockholders approved amendments to the Company’s certificate of incorporation authorizing Visa to implement an exchange offer program that would have the effect of releasing transfer restrictions on portions of the Company’s class B common stock by allowing holders to exchange a portion of their outstanding shares of class B common stock for shares of freely tradeable class C common stock. The certificate of incorporation amendments automatically redenominated all shares of class B common stock outstanding at the amendment date as class B-1 common stock with no changes to the par value, conversion features, rights and privileges of the class B-1 common stock. The amendments also authorized new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock is tendered in exchange and retired. When referred to prior to January 23, 2024, class B common stock means the Company’s legacy class B common stock, and following January 23, 2024, means the Company’s class B-1 common stock, and to the extent issued in an exchange offer, class B-2 common stock, class B-3 common stock, class B-4 common stock and class B-5 common stock, collectively.

Capital stock authorized. As of March 31, 2024 and September 30, 2023, the Company was authorized to issue 25 million shares of preferred stock, of which the following series have been created and authorized: 4 million shares of series A convertible participating preferred stock, 2 million shares of series B convertible participating preferred stock and 3 million shares of series C convertible participating preferred stock. As of March 31, 2024, the Company was authorized to issue 2.0 trillion shares of class A common stock, 499 million shares of class B-1 common stock, 123 million shares of class B-2 common stock, 61 million shares of class B-3 common stock, 31 million shares of class B-4 common stock, 15 million shares of class B-5 common stock and 1.1 billion shares of class C common stock. As of September 30, 2023, the Company was authorized to issue 2.0 trillion shares of class A common stock, 622 million shares of class B-1 common stock and 1.1 billion shares of class C common stock.
Dividends. During the three months ended March 31, 2024 and 2023, the Company declared and paid dividends of $1,060 million and $941 million, respectively. During the six months ended March 31, 2024 and 2023, the Company declared and paid dividends of $2.1 billion and $1.9 billion, respectively. On April 23, 2024, the Company’s board declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on June 3, 2024, to all holders of record as of May 17, 2024.
Note 10—Earnings Per Share
The following table presents earnings per share for the three months ended March 31, 2024:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,616	1,579	$2.29	$4,663	2,039	(3)	$2.29
Class B-1 common stock	892	245	$3.63	$891	245		$3.63
Class C common stock	85	9	$9.16	$85	9		$9.15
Participating securities	70	Not presented	Not presented	$70	Not presented		Not presented
Net income	$4,663
The following table presents earnings per share for the six months ended March 31, 2024:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$7,408	1,582	$4.68	$9,553	2,042	(3)	$4.68
Class B-1 common stock	1,825	245	$7.44	$1,823	245		$7.43
Class C common stock	176	9	$18.73	$176	9		$18.71
Participating securities	144	Not presented	Not presented	$144	Not presented		Not presented
Net income	$9,553

The following table presents earnings per share for the three months ended March 31, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,307	1,624	$2.04	$4,257	2,093	(3)	$2.03
Class B-1 common stock	800	245	$3.26	$799	245		$3.25
Class C common stock	79	10	$8.15	$79	10		$8.14
Participating securities	71	Not presented	Not presented	$71	Not presented		Not presented
Net income	$4,257
The following table presents earnings per share for the six months ended March 31, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$6,549	1,627	$4.03	$8,436	2,098	(3)	$4.02
Class B-1 common stock	1,584	245	$6.45	$1,582	245		$6.44
Class C common stock	157	10	$16.10	$156	10		$16.09
Participating securities	146	Not presented	Not presented	$146	Not presented		Not presented
Net income	$8,436
(1)The weighted-average number of shares of as-converted class B-1 common stock used in the income allocation was 390 million for the three and six months ended March 31, 2024 and 393 million for the three and six months ended March 31, 2023. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 37 million and 38 million for the three and six months ended March 31, 2024, respectively, and 39 million for the three and six months ended March 31, 2023. The weighted-average number of shares of preferred stock included within participating securities was 6 million of as-converted series A preferred stock for the three and six months ended March 31, 2024 and 10 million and 11 million of as-converted series A preferred stock for the three and six months ended March 31, 2023, respectively, 7 million of as-converted series B preferred stock for the three and six months ended March 31, 2024 and 2023, and 11 million of as-converted series C preferred stock for the three and six months ended March 31, 2024 and 2023.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three and six months ended March 31, 2024 and 2023.
Note 11—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) during the six months ended March 31, 2024:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	722,695	$62.55	$249.56
Restricted stock units	2,895,667	$251.21
Performance-based shares(1)	528,008	$281.85
(1)Represents the maximum number of performance-based shares which could be earned.

For the three months ended March 31, 2024 and 2023, the Company recorded share-based compensation cost related to the EIP of $235 million and $214 million, respectively. For the six months ended March 31, 2024 and 2023, the Company recorded share-based compensation cost related to the EIP of $435 million and $384 million, respectively.
Note 12—Income Taxes
For the three and six months ended March 31, 2024, the effective income tax rates were 15% and 17%, respectively, and for the three and six months ended March 31, 2023, the effective income tax rates were 19% and 18%, respectively. The difference in the effective tax rates is primarily due to the following:
•During the three and six months ended March 31, 2024, a $184 million tax benefit as a result of the conclusion of an audit; and
•During the six months ended March 31, 2023, a $142 million tax benefit due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
During the three and six months ended March 31, 2024, the Company’s gross unrecognized tax benefits decreased by $117 million and $4 million, respectively, and the Company’s net unrecognized tax benefits decreased by $159 million and $130 million, respectively. The change in unrecognized tax benefits is primarily due to the recognition of previously unrecognized tax benefits as a result of the conclusion of an audit, partially offset by an increase in gross timing differences as well as various tax positions across several jurisdictions. During the three and six months ended March 31, 2024, the Company’s accrued interest related to uncertain tax positions decreased by $72 million and $51 million, respectively. During the three and six months ended March 31, 2023, there were no significant changes in accrued interest related to uncertain tax positions.
In January 2024, a resolution was reached regarding India tax assessments for taxable years falling within the period from 2010 to 2019. As a result, the Company withdrew its appeals to the appellate authorities for these years.
Effective through September 30, 2028, the Company’s operating hub in the Asia Pacific region is subject to a tax incentive in Singapore which is conditional upon meeting certain requirements.
The Company’s tax filings are subject to examination by U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations and refund claims are uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next 12 months.
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

The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,751	$1,456
Provision for uncovered legal matters	310	—
Provision for covered legal matters	175	352
Payments for legal matters	(383)	(206)
Balance as of end of period	$1,853	$1,602
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,621	$1,441
Provision for interchange multidistrict litigation	129	341
Payments for U.S. covered litigation	(204)	(201)
Balance as of end of period	$1,546	$1,581
During the three and six months ended March 31, 2024, the Company recorded an additional accrual pursuant to the agreement to resolve the Injunctive Relief Class claims in the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

The following table summarizes the accrual activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2024	2023
	(in millions)
Balance as of beginning of period	$110	$11
Provision for VE territory covered litigation	46	11
Payments for VE territory covered litigation	(144)	(5)
Balance as of end of period	$12	$17
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Class Actions
On December 4, 2023, plaintiffs in the two actions led, respectively, by Hayley Lanning and Camp Grounds Coffee, served a motion for partial summary judgment. On January 8, 2024, defendants’ motions for summary judgment under Ohio v. American Express were granted in part and denied in part. On February 22, 2024, the district court denied defendants' motions for summary judgment based on the post-IPO conspiracy claims. On February 26, 2024, plaintiffs in the action led by Old Jericho Enterprise, Inc. served a motion for partial summary judgment. On March 11, 2024, the district court denied the Injunctive Relief Class plaintiffs’ motion for partial summary judgment. On April 2, 2024, the district court granted defendants’ motion for summary judgment on Injunctive Relief Class plaintiffs’ monopolization claims.
On March 25, 2024, Visa and Mastercard entered into an agreement to resolve the Injunctive Relief Class claims (the “Settlement Agreement”), subject to court approval. The Settlement Agreement includes, among other terms, (i) a release from class members for claims for declaratory, injunctive or equitable relief arising out of conduct alleged by the Injunctive Relief Class in the litigation that have accrued or accrue in the future during the term of the Settlement Agreement; (ii) provisions requiring reductions and caps on U.S. credit interchange rates; and (iii) provisions requiring modifications to the Company’s rules in the U.S. that, among other things, streamline requirements for merchants who wish to impose a surcharge on credit transactions. On March 26, 2024, the Injunctive Relief Class plaintiffs filed a motion for preliminary approval of the settlement.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 73% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.

On November 1, 2023, defendants served a motion to enforce the Amended Settlement Agreement, or in the alternative for summary judgment, regarding claims in the actions brought by certain plaintiffs in their capacity as payment facilitators. On December 4, 2023, plaintiffs in certain of the individual merchant actions served a motion for partial summary judgment or a joinder in partial summary judgment motions. On January 8, 2024, defendants’ motions for summary judgment under Ohio v. American Express were granted in part and denied in part. On February 22, 2024, the district court denied defendants' motions for summary judgment based on Illinois Brick standing and on the post-IPO conspiracy claims, and denied as moot certain plaintiffs’ motions for partial summary judgment. On April 2, 2024, the district court granted in part and denied in part defendants’ motion for summary judgment on certain plaintiffs’ monopolization claims.
Consumer Interchange Litigation
On February 9, 2024, defendants filed a motion to dismiss the complaint and to compel arbitration.

VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, proceedings have been commenced by more than 1,150 Merchants (the capitalized term “Merchant” when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa has settled the claims asserted by over 475 Merchants, and there are approximately 600 Merchants with outstanding claims. In addition, 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
From February 14 to March 28, 2024, a trial occurred to consider whether certain interchange rates restrict competition in violation of UK antitrust law.
In the class action claims filed before the UK Competition Appeal Tribunal, a class certification rehearing took place in April 2024.
Other Litigation
MiCamp Solutions
On December 8, 2023, a complaint was filed in the U.S. District Court for the Northern District of California by MiCamp Solutions, LLC against Visa on behalf of a purported class of Independent Sales Organizations (ISOs) and their merchant customers and a purported subclass of ISOs. The complaint alleges violations of federal and state antitrust laws, state data privacy laws, and the constitution, based on, among other things, Visa’s interchange fees and its assessment of fees for non-compliance with its surcharge rules. The complaint seeks to recover damages and to enjoin the enforcement of Visa’s default interchange and surcharge rules, among other things. On March 5, 2024, MiCamp Solutions filed an amended complaint on behalf of the same purported class and subclass, and containing similar allegations as in the original complaint, and on March 19, 2024, Visa filed a motion to dismiss that amended complaint.
Mirage Wine + Spirit’s Inc.
On December 14, 2023, a putative class action was filed in the U.S. District Court for the Southern District of Illinois by Mirage Wine + Spirit’s Inc. against Apple Inc., Visa Inc. and Mastercard Incorporated on behalf of certain merchants in the United States that accepted Apple Pay as a method of payment at the physical point-of-sale from December 14, 2019. Plaintiff alleges a conspiracy under which Apple agreed not to enter a purported market for point-of-sale payment card networks services and seeks damages, injunctive relief and attorneys’ fees based on alleged violations of section 1 of the Sherman Act. On January 5, 2024, Visa requested transfer of the action to the U.S. District Court for the Eastern District of New York for coordinated or consolidated pretrial proceedings with the MDL. On February 2, 2024, the Judicial Panel on Multidistrict Litigation entered a conditional transfer order conditionally transferring the case to the MDL. On February 26, 2024, plaintiffs filed a motion to vacate the conditional transfer order.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows; the completion of the class B-1 exchange offer; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our unaudited consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2023, and any subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages and per share data)
Net revenue	$8,775	$7,985	10%	$17,409	$15,921	9%
Operating expenses	$3,421	$2,649	29%	$6,101	$5,495	11%
Net income	$4,663	$4,257	10%	$9,553	$8,436	13%
Diluted earnings per share	$2.29	$2.03	12%	$4.68	$4.02	16%

Non-GAAP operating expenses(2)	$2,871	$2,581	11%	$5,490	$5,020	9%
Non-GAAP net income(2)	$5,117	$4,384	17%	$10,055	$8,965	12%
Non-GAAP diluted earnings per share(2)	$2.51	$2.09	20%	$4.92	$4.27	15%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights for the first half of fiscal 2024. For the three and six months ended March 31, 2024, net revenue increased 10% and 9% over the prior-year comparable periods, respectively, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. During the three and six months ended March 31, 2024, exchange rate movements did not have a material impact on net revenue growth. See Results of Operations—Net Revenue below for further discussion.
For the three months ended March 31, 2024, GAAP operating expenses increased 29% over the prior-year comparable period, primarily driven by higher litigation provision and general and administrative expenses. For the six months ended March 31, 2024, GAAP operating expenses increased 11% over the prior-year comparable period, primarily driven by higher personnel and general and administrative expenses. See Results of Operations—Operating Expenses below for further discussion. During the three and six months ended March 31, 2024, exchange rate movements did not have a material impact on our operating expenses growth.
For the three and six months ended March 31, 2024, non-GAAP operating expenses increased 11% and 9% over the prior-year comparable periods, respectively, primarily driven by higher general and administrative and personnel expenses.
Acquisition. On January 16, 2024, we acquired Pismo Holdings (Pismo), a global cloud-native issuer processing and core banking platform, for a purchase consideration of $929 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Interchange multidistrict litigation. During the six months ended March 31, 2024, we recorded an additional accrual pursuant to the agreement to resolve the Injunctive Relief Class claims in the interchange multidistrict litigation. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. During the six months ended March 31, 2024, we repurchased 25 million shares of our class A common stock in the open market for $6.4 billion. As of March 31, 2024, our share repurchase program had remaining authorized funds of $23.6 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

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
•Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of amortization of intangible assets such as technology, customer relationships and trade names acquired in connection with business combinations executed beginning in fiscal 2019. Amortization charges for our acquired intangible assets are non-cash and are significantly affected by the timing, frequency and size of our acquisitions, rather than our core operations. As such, we have excluded this amount to facilitate an evaluation of our current operating performance and comparison to our past operating performance.
•Acquisition-related costs. Acquisition-related costs consist primarily of one-time transaction and integration costs associated with our business combinations. These costs include professional fees, technology integration fees, restructuring activities and other direct costs related to the purchase and integration of acquired entities. These costs also include retention equity and deferred compensation when they are agreed upon as part of the purchase price of the transaction but are required to be recognized as expense post-combination. We have excluded these amounts as the expenses are recognized for a limited duration and do not reflect the underlying performance of our business.
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. During the three and six months ended March 31, 2024, and six months ended March 31, 2023, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 common stock ultimately convert into shares of class A common stock. During the three and six months ended March 31, 2024, there was no conversion rate adjustment. During the six months ended March 31, 2023, basic and diluted earnings per class A common stock increased $0.01 and was unchanged, respectively, as a result of the downward adjustments of the class B-1 common stock conversion rate during the period. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
•Lease consolidation costs. During the three and six months ended March 31, 2024, we recorded a charge within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded these amounts as they do not reflect the underlying performance of our business.

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

	Three Months Ended March 31, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$3,421	$159	$850	15.4%	$4,663	$2.29
(Gains) losses on equity investments, net	—	30	7		23	0.01
Amortization of acquired intangible assets	(43)	—	10		33	0.02
Acquisition-related costs	(26)	—	1		25	0.01
Litigation provision	(424)	—	95		329	0.16
Lease consolidation costs	(57)	—	13		44	0.02
Non-GAAP	$2,871	$189	$976	16.0%	$5,117	$2.51

	Six Months Ended March 31, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$6,101	$247	$2,002	17.3%	$9,553	$4.68
(Gains) losses on equity investments, net	—	26	6		20	0.01
Amortization of acquired intangible assets	(83)	—	19		64	0.03
Acquisition-related costs	(47)	—	2		45	0.02
Litigation provision	(424)	—	95		329	0.16
Lease consolidation costs	(57)	—	13		44	0.02
Non-GAAP	$5,490	$273	$2,137	17.5%	$10,055	$4.92

	Three Months Ended March 31, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$2,649	$(58)	$1,021	19.3%	$4,257	$2.03
(Gains) losses on equity investments, net	—	90	19		71	0.03
Amortization of acquired intangible assets	(46)	—	10		36	0.02
Acquisition-related costs	(22)	—	2		20	0.01
Non-GAAP	$2,581	$32	$1,052	19.4%	$4,384	$2.09

	Six Months Ended March 31, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$5,495	$(171)	$1,819	17.7%	$8,436	$4.02
(Gains) losses on equity investments, net	—	196	43		153	0.07
Amortization of acquired intangible assets	(89)	—	19		70	0.03
Acquisition-related costs	(45)	—	4		41	0.02
Litigation provision	(341)	—	76		265	0.13
Non-GAAP	$5,020	$25	$1,961	17.9%	$8,965	$4.27
(1)Determined by applying applicable tax rates.
(2)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

Payments volume and processed transactions. Payments volume is the primary driver for our service revenue, and the number of processed transactions is the primary driver for our data processing revenue.
Payments volume represents the aggregate dollar amount of purchases made with cards and other form factors carrying the Visa, Visa Electron, V PAY and Interlink brands and excludes Europe co-badged volume. Nominal payments volume is denominated in U.S. dollars and is calculated each quarter by applying an established U.S. dollar/foreign currency exchange rate for each local currency in which our volumes are reported. Processed transactions include payments and cash transactions, and represent transactions using cards and other form factors carrying the Visa, Visa Electron, V PAY, Interlink and PLUS brands processed on Visa’s networks.
The following table presents nominal payments and cash volume:

	U.S.			International			Visa
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2023	2022	% Change(2)	2023	2022	% Change(2)	2023	2022	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$601	$569	6%	$755	$697	8%	$1,356	$1,265	7%
Consumer debit(3)	743	707	5%	764	664	15%	1,507	1,372	10%
Commercial(4)	259	246	5%	157	137	15%	416	384	8%
Total nominal payments volume(2)	$1,603	$1,522	5%	$1,677	$1,498	12%	$3,280	$3,020	9%
Cash volume(5)	150	151	(1%)	484	466	4%	634	617	3%
Total nominal volume(2),(6)	$1,752	$1,673	5%	$2,161	$1,965	10%	$3,914	$3,637	8%

	U.S.			International			Visa
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2023	2022	% Change(2)	2023	2022	% Change(2)	2023	2022	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,181	$1,120	5%	$1,491	$1,381	8%	$2,672	$2,501	7%
Consumer debit(3)	1,473	1,390	6%	1,511	1,302	16%	2,985	2,692	11%
Commercial(4)	518	492	5%	307	268	15%	825	759	9%
Total nominal payments volume(2)	$3,172	$3,002	6%	$3,310	$2,951	12%	$6,482	$5,952	9%
Cash volume(5)	304	306	(1%)	959	917	5%	1,263	1,223	3%
Total nominal volume(2),(6)	$3,476	$3,308	5%	$4,269	$3,868	10%	$7,745	$7,175	8%

The following table presents the change in nominal and constant payments and cash volume:

	International		Visa		International		Visa
	Three Months Ended December 31, 2023 vs. 2022(1),(2)		Three Months Ended December 31, 2023 vs. 2022(1),(2)		Six Months Ended December 31, 2023 vs. 2022(1),(2)		Six Months Ended December 31, 2023 vs. 2022(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	8%	10%	7%	8%	8%	10%	7%	8%
Consumer debit growth(3)	15%	13%	10%	9%	16%	13%	11%	9%
Commercial growth(4)	15%	15%	8%	8%	15%	15%	9%	9%
Total payments volume growth	12%	12%	9%	8%	12%	12%	9%	9%
Cash volume growth(5)	4%	3%	3%	2%	5%	4%	3%	3%
Total volume growth	10%	10%	8%	7%	10%	10%	8%	8%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the three and six months ended March 31, 2024 and 2023, respectively, was based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2023 and 2022, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended March 31,			Six Months Ended March 31,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
Visa processed transactions	55,456	50,069	11%	112,928	102,581	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenue
The following table presents our net revenue earned in the U.S. and internationally:

	Three Months Ended March 31,			Six Months Ended March 31,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
U.S.	$3,643	$3,540	3%	$7,288	$7,107	3%
International	5,132	4,445	15%	10,121	8,814	15%
Net revenue	$8,775	$7,985	10%	$17,409	$15,921	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased over the three and six-month prior-year comparable periods primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. During the three and six months ended March 31, 2024, exchange rate movements did not have a material impact on net revenue growth.

The following table presents the components of our net revenue:

	Three Months Ended March 31,			Six Months Ended March 31,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
Service revenue	$4,033	$3,771	7%	$7,948	$7,282	9%
Data processing revenue	4,259	3,819	12%	8,615	7,646	13%
International transaction revenue	2,984	2,749	9%	6,003	5,546	8%
Other revenue	756	551	37%	1,448	1,138	27%
Client incentives	(3,257)	(2,905)	12%	(6,605)	(5,691)	16%
Net revenue	$8,775	$7,985	10%	$17,409	$15,921	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased primarily due to 9% growth in nominal payments volume over the three and six-month prior-year comparable periods.
•Data processing revenue increased primarily due to 11% and 10% growth in processed transactions over the three and six-month prior-year comparable periods, respectively, and select pricing modifications.
•International transaction revenue increased primarily due to growth in nominal cross-border volumes of 16% and 17% over the three and six-month prior-year comparable periods, respectively, excluding transactions within Europe, partially offset by lower volatility of a broad range of currencies.
•Other revenue increased primarily due to growth in consulting and marketing services and select pricing modifications over the three and six-month prior-year comparable periods.
•Client incentives increased primarily due to growth in payments volume over the three and six-month prior-year comparable periods. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended March 31,			Six Months Ended March 31,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
Personnel	$1,603	$1,515	6%	$3,082	$2,852	8%
Marketing	338	309	9%	631	641	(2%)
Network and processing	189	179	6%	370	357	4%
Professional fees	160	130	22%	291	239	21%
Depreciation and amortization	249	234	7%	496	461	8%
General and administrative	452	282	61%	792	604	31%
Litigation provision	430	—	NM	439	341	29%
Total operating expenses	$3,421	$2,649	29%	$6,101	$5,495	11%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased during the three and six months ended March 31, 2024 primarily due to a higher number of employees and compensation, reflecting our strategy to invest in future growth.

•Marketing expenses increased during the three months ended March 31, 2024 primarily due to higher spending in various campaigns. Marketing expenses decreased during the six months ended March 31, 2024 primarily due to spend related to the FIFA World CupTM in the prior year and absent in the current year, partially offset by higher spending in various campaigns.
•Professional fees increased during the three and six months ended March 31, 2024 primarily due to higher advisory and consulting fees. The increase during the six months ended March 31, 2024 also included higher legal fees.
•General and administrative expenses increased during the three and six months ended March 31, 2024 primarily due to lease consolidation costs, higher indirect taxes and higher usage of travel related card benefits. The increase during the three months ended March 31, 2024 also included unfavorable foreign currency fluctuations.
•Litigation provision increased during the three months ended March 31, 2024 due to the accruals related to the uncovered litigation and U.S. covered litigation. Litigation provision increased during the six months ended March 31, 2024 due to the accruals related to the uncovered litigation, partially offset by lower accruals related to the U.S. covered litigation. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended March 31,			Six Months Ended March 31,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
Interest expense	$(82)	$(142)	(43%)	$(269)	$(279)	(4%)
Investment income (expense) and other	241	84	185%	516	108	376%
Total non-operating income (expense)	$159	$(58)	(375%)	$247	$(171)	(245%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense decreased during the three months ended March 31, 2024 primarily due to higher interest benefit related to taxes, partially offset by higher losses from derivative instruments. Interest expense decreased during the six months ended March 31, 2024 primarily due to higher interest benefit related to taxes and lower interest expense related to lower outstanding debt, partially offset by losses from derivative instruments.
•Investment income (expense) and other increased during the three months ended March 31, 2024, primarily due to higher interest income on our cash and investments and lower losses on our investments. Investment income (expense) and other increased during the six months ended March 31, 2024, primarily due to higher interest income on our cash and investments and gains on our investments.

Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Effective income tax rate	15%	19%	17%	18%
The difference in the effective tax rates is primarily due to the following:
•During the three and six months ended March 31, 2024, a $184 million tax benefit as a result of the conclusion of an audit; and
•During the six months ended March 31, 2023, a $142 million tax benefit due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2024	2023
	(in millions)
Total cash provided by (used in):
Operating activities	$8,152	$8,031
Investing activities	$(3,065)	$(835)
Financing activities	$(8,253)	$(9,273)
Operating activities. Cash provided by operating activities for the six months ended March 31, 2024 was higher than the prior-year comparable period primarily due to growth in our underlying business, partially offset by higher incentive payments.
Investing activities. Cash used in investing activities for the six months ended March 31, 2024 was higher than the prior-year comparable period primarily due to cash paid for acquisitions, net of cash acquired, higher purchases, net of maturities and sales, of investment securities and cash received from the settlement of net investment hedge derivative instruments in the prior year. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Financing activities. Cash used in financing activities for the six months ended March 31, 2024 was lower than the prior-year comparable period primarily due to the principal debt payment upon maturity of our December 2022 senior notes in the prior year, partially offset by higher share repurchases and higher dividends paid. See Note 7—Debt and Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Common stock repurchases. During the six months ended March 31, 2024, we repurchased shares of our class A common stock in the open market for $6.4 billion. As of March 31, 2024, our share repurchase program had remaining authorized funds of $23.6 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2024, we declared and paid $2.1 billion in dividends to holders of our common and preferred stock. On April 23, 2024, our board declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board.
Acquisition. On January 16 2024, we acquired Pismo for a purchase consideration of $929 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.
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
Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) at the end of the period covered by this report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
January 1 - 31, 2024	2	$269.75	2	$25,763
February 1 - 29, 2024	3	$281.09	3	$24,906
March 1 - 31, 2024	5	$286.26	5	$23,639
Total	10	$280.80	10
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
(c) Trading Plans.
During the three months ended March 31, 2024, the following officer, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:
On February 13, 2024, Paul D. Fabara, our Chief Risk Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of (i) an aggregate of up to 25,293 shares of our class A common stock and (ii) an aggregate of up to 4,660 shares of our class A common stock upon the vesting of time-based restricted stock units in November 2024. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 30, 2025 or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the three months ended March 31, 2024.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	April 23, 2024	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 23, 2024	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	April 23, 2024	By:	/s/ Peter Andreski
		Name:	Peter Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)