Form 10-Q
period 2024-06-30
VISA INC.
filed 2024-07-24
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of July 17, 2024, there were 1,670,444,965 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 4,835,384 shares outstanding of the registrant’s class B-1 common stock, par value $0.0001 per share, 120,338,948 shares outstanding of the registrant’s class B-2 common stock, par value $0.0001 per share, and 26,686,926 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	September 30, 2023
	(in millions, except per share data)
Assets
Cash and cash equivalents	$12,947	$16,286
Restricted cash equivalents—U.S. litigation escrow	1,596	1,764
Investment securities	3,697	3,842
Settlement receivable	2,128	2,183
Accounts receivable	2,521	2,291
Customer collateral	3,472	3,005
Current portion of client incentives	1,821	1,577
Prepaid expenses and other current assets	2,857	2,584
Total current assets	31,039	33,532
Investment securities	3,037	1,921
Client incentives	4,133	3,789
Property, equipment and technology, net	3,766	3,425
Goodwill	18,816	17,997
Intangible assets, net	26,243	26,104
Other assets	4,006	3,731
Total assets	$91,040	$90,499
Liabilities
Accounts payable	$331	$375
Settlement payable	2,576	3,269
Customer collateral	3,472	3,005
Accrued compensation and benefits	1,251	1,506
Client incentives	8,562	8,177
Accrued liabilities	4,732	5,015
Accrued litigation	1,688	1,751
Total current liabilities	22,612	23,098
Long-term debt	20,602	20,463
Deferred tax liabilities	5,119	5,114
Other liabilities	2,978	3,091
Total liabilities	51,311	51,766
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of June 30, 2024 and September 30, 2023	1,425	1,698
Common stock, $0.0001 par value:
Class A common stock, 1,678 and 1,594 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	—	—
Class B-1 and B-2 total common stock, 125 and 245 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	—	—
Class C common stock, 27 and 10 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	—	—
Right to recover for covered losses	(46)	(140)
Additional paid-in capital	20,832	20,452
Accumulated income	18,578	18,040
Accumulated other comprehensive income (loss):
Investment securities	(19)	(64)
Defined benefit pension and other postretirement plans	(145)	(155)
Derivative instruments	(120)	(177)
Foreign currency translation adjustments	(776)	(921)
Total accumulated other comprehensive income (loss)	(1,060)	(1,317)
Total equity	39,729	38,733
Total liabilities and equity	$91,040	$90,499
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net revenue	$8,900	$8,123	$26,309	$24,044

Operating Expenses
Personnel	1,573	1,481	4,655	4,333
Marketing	378	297	1,009	938
Network and processing	200	182	570	539
Professional fees	152	133	443	372
Depreciation and amortization	264	235	760	696
General and administrative	382	314	1,174	918
Litigation provision	13	457	452	798
Total operating expenses	2,962	3,099	9,063	8,594
Operating income	5,938	5,024	17,246	15,450

Non-operating Income (Expense)
Interest expense	(196)	(182)	(465)	(461)
Investment income (expense) and other	247	304	763	412
Total non-operating income (expense)	51	122	298	(49)
Income before income taxes	5,989	5,146	17,544	15,401
Income tax provision	1,117	990	3,119	2,809
Net income	$4,872	$4,156	$14,425	$12,592

Basic Earnings Per Share
Class A common stock	$2.40	$2.00	$7.09	$6.03
Class B-1 common stock	$3.82	$3.20	$11.25	$9.65
Class B-2 common stock(1)	$3.82	$—	$11.25	$—
Class C common stock	$9.62	$8.00	$28.35	$24.10

Basic Weighted-average Shares Outstanding
Class A common stock	1,610	1,614	1,591	1,623
Class B-1 common stock	97	245	196	245
Class B-2 common stock(1)	74	—	25	—
Class C common stock	29	10	16	10

Diluted Earnings Per Share
Class A common stock	$2.40	$2.00	$7.08	$6.02
Class B-1 common stock	$3.81	$3.19	$11.24	$9.64
Class B-2 common stock(1)	$3.81	$—	$11.24	$—
Class C common stock	$9.60	$7.99	$28.31	$24.08

Diluted Weighted-average Shares Outstanding
Class A common stock	2,029	2,080	2,038	2,092
Class B-1 common stock	97	245	196	245
Class B-2 common stock(1)	74	—	25	—
Class C common stock	29	10	16	10
(1)     No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer. See Note 9—Stockholders’ Equity for further details.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$4,872	$4,156	$14,425	$12,592
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	7	(18)	57	33
Income tax effect	(1)	4	(12)	(7)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	—	1	8	6
Income tax effect	—	—	(2)	(1)
Reclassification adjustments	—	3	6	7
Income tax effect	—	(1)	(2)	(1)
Derivative instruments:
Net unrealized gain (loss)	73	(4)	54	(195)
Income tax effect	(11)	5	(2)	36
Reclassification adjustments	(21)	18	12	17
Income tax effect	1	(10)	(7)	(17)
Foreign currency translation adjustments:
Translation adjustments	(100)	14	131	1,513
Income tax effect	(10)	—	14	—
Other comprehensive income (loss)	(62)	12	257	1,391
Comprehensive income	$4,810	$4,168	$14,682	$13,983
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2024
	Preferred Stock			Common Stock and Additional Paid-in Capital				Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of March 31, 2024	5		$1,602	1,828		$20,709		$(175)	$19,347	$(998)	$40,485
Net income									4,872		4,872
Other comprehensive income (loss)										(62)	(62)
VE territory covered losses incurred								(21)			(21)
Recovery through conversion rate adjustment			(156)					150			(6)
Conversions to class A common stock	—	(1)	(21)	91		21					—
Class B-1 common stock exchange offer				(73)		—	(1)				—
Share-based compensation						211					211
Stock issued under equity plans				1		84					84
Restricted stock and performance-based shares settled in cash for taxes				—	(1)	(8)					(8)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock									(1,056)		(1,056)
Repurchases of class A common stock				(17)		(185)			(4,585)		(4,770)
Balance as of June 30, 2024	5		$1,425	1,830		$20,832		$(46)	$18,578	$(1,060)	$39,729
(1)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2024
	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452		$(140)	$18,040	$(1,317)	$38,733
Net income									14,425		14,425
Other comprehensive income (loss)										257	257
VE territory covered losses incurred								(81)			(81)
Recovery through conversion rate adjustment			(181)					175			(6)
Conversions to class A common stock	—	(2)	(92)		93	92					—
Class B-1 common stock exchange offer					(73)	—	(2)				—
Share-based compensation						662					662
Stock issued under equity plans					4	267					267
Restricted stock and performance-based shares settled in cash for taxes					(1)	(189)					(189)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock									(3,176)		(3,176)
Repurchases of class A common stock					(42)	(452)			(10,711)		(11,163)
Balance as of June 30, 2024	5		$1,425	(1)	1,830	$20,832		$(46)	$18,578	$(1,060)	$39,729
(1)As of June 30, 2024 and September 30, 2023, the book value of series A preferred stock was $364 million and $456 million, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended June 30, 2023
	Preferred Stock			Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares	Amount
	(in millions, except per share data)
Balance as of March 31, 2023	5		$1,885	1,874	$20,095	$(35)	$17,610	$(990)	$38,565
Net income							4,156		4,156
Other comprehensive income (loss)								12	12
VE territory covered losses incurred						(6)			(6)
Recovery through conversion rate adjustment			(16)			16			—
Conversions to class A common stock	—	(1)	(83)	1	83				—
Share-based compensation					191				191
Stock issued under equity plans				1	71				71
Restricted stock and performance-based shares settled in cash for taxes				(1)	(7)				(7)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock							(937)		(937)
Repurchases of class A common stock				(13)	(143)		(2,921)		(3,064)
Balance as of June 30, 2023	5		$1,786	1,862	$20,290	$(25)	$17,908	$(978)	$38,981
(1)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2023
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890	$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income								12,592		12,592
Other comprehensive income (loss)									1,391	1,391
VE territory covered losses incurred							(21)			(21)
Recovery through conversion rate adjustment			(30)				31			1
Conversions to class A common stock	—	(2)	(508)		8	508				—
Share-based compensation						591				591
Stock issued under equity plans					4	189				189
Restricted stock and performance-based shares settled in cash for taxes					(1)	(125)				(125)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock								(2,823)		(2,823)
Repurchases of class A common stock					(39)	(418)		(7,977)		(8,395)
Balance as of June 30, 2023	5		$1,786	(1)	1,862	$20,290	$(25)	$17,908	$(978)	$38,981
(1)As of June 30, 2023 and September 30, 2022, the book value of series A preferred stock was $544 million and $1.0 billion, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2024	2023
	(in millions)
Operating Activities
Net income	$14,425	$12,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	10,135	8,858
Share-based compensation	662	591
Depreciation and amortization	760	696
Deferred income taxes	(99)	(253)
VE territory covered losses incurred	(81)	(21)
(Gains) losses on equity investments, net	48	111
Other	122	(7)
Change in operating assets and liabilities:
Settlement receivable	92	(373)
Accounts receivable	(214)	(228)
Client incentives	(10,317)	(8,188)
Other assets	(173)	(66)
Accounts payable	(27)	(51)
Settlement payable	(765)	114
Accrued and other liabilities	(1,216)	(34)
Accrued litigation	(66)	87
Net cash provided by (used in) operating activities	13,286	13,828
Investing Activities
Purchases of property, equipment and technology	(948)	(754)
Investment securities:
Purchases	(4,443)	(2,817)
Proceeds from maturities and sales	3,866	2,410
Acquisitions, net of cash and restricted cash acquired	(915)	—
Purchases of other investments	(19)	(81)
Settlement of derivative instruments	—	402
Other investing activities	(51)	22
Net cash provided by (used in) investing activities	(2,510)	(818)
Financing Activities
Repurchases of class A common stock	(10,865)	(8,350)
Repayments of debt	—	(2,250)
Dividends paid	(3,176)	(2,823)
Proceeds from issuance of class A common stock under equity plans	267	189
Restricted stock and performance-based shares settled in cash for taxes	(189)	(125)
Other financing activities	399	167
Net cash provided by (used in) financing activities	(13,564)	(13,192)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	74	844
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,714)	662
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	21,990	20,377
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$19,276	$21,039
Supplemental Disclosure
Cash paid for income taxes, net	$4,699	$3,013
Interest payments on debt	$534	$568
Accruals related to purchases of property, equipment and technology	$30	$87

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc., together with its subsidiaries (Visa or the Company), is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories. Visa operates one of the world’s largest electronic payments networks — VisaNet — which provides transaction processing services, primarily authorization, clearing and settlement. The Company offers products, solutions and services that facilitate secure, reliable and efficient money movement for participants in the ecosystem. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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

Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Service revenue	$3,967	$3,668	$11,915	$10,950
Data processing revenue	4,489	4,105	13,104	11,751
International transaction revenue	3,194	2,920	9,197	8,466
Other revenue	780	597	2,228	1,735
Client incentives	(3,530)	(3,167)	(10,135)	(8,858)
Net revenue	$8,900	$8,123	$26,309	$24,044

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
U.S.	$3,621	$3,443	$10,909	$10,550
International	5,279	4,680	15,400	13,494
Net revenue	$8,900	$8,123	$26,309	$24,044
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value added services. As of June 30, 2024, the remaining performance obligations were $3.7 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	June 30, 2024	September 30, 2023
	(in millions)
Cash and cash equivalents	$12,947	$16,286
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,596	1,764
Customer collateral	3,472	3,005
Prepaid expenses and other current assets	1,261	935
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,276	$21,990
During the nine months ended June 30, 2024, right-of-use assets obtained in exchange for lease liabilities was $387 million.

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
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Nine Months Ended June 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,764	$1,449
Deposits into the U.S. litigation escrow account	—	850
Payments to opt-out merchants(1), net of interest earned on escrow funds	(168)	(672)
Balance as of end of period	$1,596	$1,627
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
The following table presents the activities related to VE territory covered losses in preferred stock and right to recover for covered losses within stockholders’ equity:

	Nine Months Ended June 30, 2024
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$441	$801	$(140)
VE territory covered losses incurred(1)	—	—	(81)
Recovery through conversion rate adjustment(2)	(161)	(20)	175
Balance as of end of period	$280	$781	$(46)

	Nine Months Ended June 30, 2023
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$460	$812	$(35)
VE territory covered losses incurred(1)	—	—	(21)
Recovery through conversion rate adjustment(2)	(19)	(11)	31
Balance as of end of period	$441	$801	$(25)
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
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	June 30, 2024		September 30, 2023
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$1,757	$280	$1,676	$441
Series C preferred stock	2,987	781	2,635	801
Total	4,744	1,061	4,311	1,242
Less: right to recover for covered losses	(46)	(46)	(140)	(140)
Total recovery for covered losses available	$4,698	$1,015	$4,171	$1,102
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of June 30, 2024, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.6980 and 3.6050, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $262.47, Visa’s class A common stock closing stock price.
(3)As of September 30, 2023, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 2.9370 and 3.6290, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $230.01, Visa’s class A common stock closing stock price.

As required by the litigation management deed, on June 21, 2024, the eighth anniversary of the Visa Europe acquisition, Visa, in consultation with the VE territories litigation management committee, carried out a release assessment. After the completion of this assessment, the Company released approximately $2.7 billion of the as-converted value from its series B and C preferred stock and issued approximately 99,264 shares of series A preferred stock on July 19, 2024 (Eighth Anniversary Release). Each holder of a share of series B and C preferred stock received a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company paid cash in lieu of issuing fractional shares of series A preferred stock. Each share of series A preferred stock will be automatically converted into 100 shares of class A common stock in connection with a sale to a person eligible to hold class A common stock in accordance with Visa’s certificate of incorporation. Effective July 19, 2024, the release resulted in series B and C conversion rate reductions of 1.6950 and 1.8190, respectively.

Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2024	September 30, 2023	June 30, 2024	September 30, 2023
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$9,703	$13,504	$—	$—
U.S. Treasury securities	7	301	—	—
Investment securities:
Marketable equity securities	286	339	—	—
U.S. government-sponsored debt securities	—	—	789	1,108
U.S. Treasury securities	5,659	4,316	—	—
Other current and non-current assets:
Money market funds	29	23	—	—
Derivative instruments	—	—	278	293
Total	$15,684	$18,483	$1,067	$1,401
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$229	$175	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	263	396
Total	$229	$175	$263	$396
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$791	$—	$(2)	$789
U.S. Treasury securities	5,688	4	(26)	5,666
Total	$6,479	$4	$(28)	$6,455

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,109	$1	$(2)	$1,108
U.S. Treasury securities	4,697	—	(80)	4,617
Total	$5,806	$1	$(82)	$5,725
Debt securities with unrealized losses for less than 12 months and 12 months or greater were as follows:

	June 30, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$526	$(1)	$164	$(1)
U.S. Treasury securities	2,496	(7)	1,704	(19)
Total	$3,022	$(8)	$1,868	$(20)

	September 30, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$412	$(2)	$50	$—
U.S. Treasury securities	1,360	(12)	2,128	(68)
Total	$1,772	$(14)	$2,178	$(68)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

June 30, 2024
(in millions)
Due within one year	$3,418
Due after one year through five years	3,037
Total	$6,455
Equity Securities
For the three months ended June 30, 2024 and 2023, the Company recognized net unrealized losses of $16 million and net unrealized gains of $96 million, respectively, on marketable and non-marketable equity securities held as of period end. For the nine months ended June 30, 2024 and 2023, the Company recognized net unrealized losses of $3 million and $85 million, respectively, on marketable and non-marketable equity securities held as of period end.

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
The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

June 30, 2024
(in millions)
Initial cost basis	$710
Adjustments:
Upward adjustments	909
Downward adjustments, including impairment	(458)
Carrying amount	$1,161
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Upward adjustments	$—	$75	$9	$94
Downward adjustments, including impairment	$(13)	$—	$(28)	$(86)
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of June 30, 2024, the carrying value and estimated fair value of debt was $20.6 billion and $18.3 billion, respectively. As of September 30, 2023, the carrying value and estimated fair value of debt was $20.5 billion and $17.7 billion, respectively.
Other financial instruments not measured at fair value. As of June 30, 2024, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed an annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2024, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of June 30, 2024.

Note 7—Debt
The Company had outstanding debt as follows:

	June 30, 2024	September 30, 2023	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$4,000	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,448	1,434	1.71%
2.00% Senior Notes due June 2029	1,073	1,062	2.13%
2.375% Senior Notes due June 2034	697	690	2.53%
Total debt	20,968	20,936
Unamortized discounts and debt issuance costs	(146)	(159)
Hedge accounting fair value adjustments(2)	(220)	(314)
Total carrying value of debt	$20,602	$20,463

Reported as:
Current maturities of debt	$—	$—
Long-term debt	20,602	20,463
Total carrying value of debt	$20,602	$20,463
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the nine months ended June 30, 2024, the Company’s maximum daily settlement exposure was $136.8 billion and the average daily settlement exposure was $83.4 billion. To mitigate the risk of settlement exposure, the Company holds various forms of collateral including restricted cash, letters of credit, guarantees, beneficial rights to trust assets and pledged securities. As of June 30, 2024, the Company had total collateral of $7.3 billion.

Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	June 30, 2024					September 30, 2023
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		5	—	(2)	100.0000		7
Series B preferred stock	2		2.6980		7	2		2.9370		7
Series C preferred stock	3		3.6050		11	3		3.6290		11
Class A common stock	1,678		—		1,678	1,594		—		1,594
Class B-1 common stock	5		1.5875	(3)	8	245		1.5875	(3)	390
Class B-2 common stock	120		1.5875	(3)	191	—	(4)	—		—
Class C common stock	27		4.0000		107	10		4.0000		38
Total					2,007					2,047
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)The class B-1 and class B-2 to class A common stock conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal. Conversion rates are presented on a rounded basis.
(4)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer. See class B-1 common stock exchange offer below for further details.
Series A preferred stock issuance. On July 19, 2024, the Company issued approximately 99,264 shares of series A preferred stock in connection with the Eighth Anniversary Release. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B-1 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	Nine Months Ended June 30,
	2024	2023
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	4
Effective price per share(1)	$—	$219.70
Deposits into the U.S. litigation escrow account	$—	$850
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

The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Nine Months Ended June 30, 2024			Nine Months Ended June 30, 2023
	Series B	Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	1	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$270.07	$269.62		$219.12		$215.28
Recovery through conversion rate adjustment	$161	$20		$19		$11
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
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Shares repurchased in the open market(1)	17	13	42	39
Average repurchase cost per share(2)	$276.75	$229.00	$263.91	$214.44
Total cost(2)	$4,770	$3,064	$11,163	$8,395
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. Shares repurchased in the open market include $200 million unsettled repurchases as of June 30, 2024.
In October 2023 and 2022, the Company’s board of directors authorized share repurchase programs of $25.0 billion providing multi-year flexibility, and $12.0 billion, respectively. These authorizations have no expiration date. As of June 30, 2024, the Company’s share repurchase program had remaining authorized funds of $18.9 billion. All share repurchase programs authorized prior to October 2023 have been completed.
Class B common stock. On January 23, 2024, Visa’s common stockholders approved amendments to the Company’s certificate of incorporation authorizing Visa to implement an exchange offer program that would have the effect of releasing transfer restrictions on portions of the Company’s class B common stock by allowing holders to exchange a portion of their outstanding shares of class B common stock for shares of freely tradeable class C common stock. The certificate of incorporation amendments automatically redenominated all shares of class B common stock outstanding at the amendment date as class B-1 common stock with no changes to the par value, conversion features, rights or privileges of the class B-1 common stock. All references to class B common stock outstanding prior to January 23, 2024 have been updated in this report to class B-1 common stock to reflect this redenomination. The amendments also authorized new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock is tendered in exchange and retired. When referred to prior to January 23, 2024, class B common stock means the Company’s legacy class B common stock, and following January 23, 2024, means the Company’s class B-1 common stock and class B-2 common stock, and to the extent issued in a subsequent exchange offer, class B-3 common stock, class B-4 common stock and class B-5 common stock, collectively.
Class B-1 common stock exchange offer. On May 6, 2024, Visa accepted 241 million shares of class B-1 common stock tendered in the exchange offer. In exchange, on May 8, 2024, Visa issued approximately 120 million shares of class B-2 common stock and 48 million shares of class C common stock. The class B-1 common shares exchanged have been retired and constitute authorized but unissued shares. Future conversion rate adjustments for the class B-2 common stock will have double the impact compared to conversion rate adjustments for the class B-1 common stock. Portions of the class C common stock received in the exchange offer are subject to temporary transfer restrictions up to 90 days from the exchange offer acceptance date.
Capital stock authorized. As of June 30, 2024 and September 30, 2023, the Company was authorized to issue 25 million shares of preferred stock, of which the following series have been created and authorized: 4 million shares of series A convertible participating preferred stock, 2 million shares of series B convertible participating preferred stock and 3 million shares of series C convertible participating preferred stock. As of June 30, 2024, the Company was authorized to issue 2.0 trillion shares of class A common stock, 499 million shares of class B-1 common stock, 123 million shares of class B-2 common stock, 61 million shares of class B-3 common stock, 31 million shares of class B-4 common stock, 15 million shares of class B-5 common stock and 1.1 billion shares of class C common stock. As of September 30, 2023, the Company was authorized to issue 2.0 trillion shares of class A common stock, 622 million shares of class B-1 common stock and 1.1 billion shares of class C common stock.
Dividends. During the three months ended June 30, 2024 and 2023, the Company declared and paid dividends of $1,056 million and $937 million, respectively. During the nine months ended June 30, 2024 and 2023, the Company declared and paid dividends of $3.2 billion and $2.8 billion, respectively. On July 23, 2024, the Company’s board declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on September 3, 2024, to all holders of record as of August 9, 2024.
Note 10—Earnings Per Share
The following table presents earnings per share for the three months ended June 30, 2024:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
	(in millions, except per share data)
Class A common stock	$3,870	1,610	$2.40	$4,872	2,029	(2)	$2.40
Class B-1 common stock	372	97	$3.82	$371	97		$3.81
Class B-2 common stock(3)	283	74	$3.82	$282	74		$3.81
Class C common stock	275	29	$9.62	$275	29		$9.60
Participating securities	72	Not presented	Not presented	$72	Not presented		Not presented
Net income	$4,872
The following table presents earnings per share for the nine months ended June 30, 2024:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
	(in millions, except per share data)
Class A common stock	$11,276	1,591	$7.09	$14,425	2,038	(2)	$7.08
Class B-1 common stock	2,209	196	$11.25	$2,206	196		$11.24
Class B-2 common stock(3)	277	25	$11.25	$276	25		$11.24
Class C common stock	447	16	$28.35	$447	16		$28.31
Participating securities	216	Not presented	Not presented	$216	Not presented		Not presented
Net income	$14,425

The following table presents earnings per share for the three months ended June 30, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
	(in millions, except per share data)
Class A common stock	$3,228	1,614	$2.00	$4,156	2,080	(2)	$2.00
Class B-1 common stock	785	245	$3.20	$784	245		$3.19
Class C common stock	77	10	$8.00	$76	10		$7.99
Participating securities	66	Not presented	Not presented	$66	Not presented		Not presented
Net income	$4,156
The following table presents earnings per share for the nine months ended June 30, 2023:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
	(in millions, except per share data)
Class A common stock	$9,778	1,623	$6.03	$12,592	2,092	(2)	$6.02
Class B-1 common stock	2,369	245	$9.65	$2,366	245		$9.64
Class C common stock	233	10	$24.10	$233	10		$24.08
Participating securities	212	Not presented	Not presented	$211	Not presented		Not presented
Net income	$12,592
(1)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(2)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three and nine months ended June 30, 2024 and 2023.
(3)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer. See Note 9—Stockholders’ Equity for further details.

The following table presents the weighted-average number of as-converted class A common stock outstanding used in the income allocation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Class B-1 common stock	155	393	312	393
Class B-2 common stock(1)	118	—	39	—
Class C common stock	114	38	63	39
Participating securities:
Series A preferred stock	6	8	6	10
Series B preferred stock	7	7	7	7
Series C preferred stock	11	11	11	11
(1)     No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer. See Note 9—Stockholders’ Equity for further details.

Note 11—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) during the nine months ended June 30, 2024:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	722,695	$62.55	$249.56
Restricted stock units	2,986,911	$252.02
Performance-based shares(1)	528,008	$281.85
(1)Represents the maximum number of performance-based shares which could be earned.
For the three months ended June 30, 2024 and 2023, the Company recorded share-based compensation cost related to the EIP of $203 million and $184 million, respectively. For the nine months ended June 30, 2024 and 2023, the Company recorded share-based compensation cost related to the EIP of $638 million and $568 million, respectively.
Note 12—Income Taxes
For the three and nine months ended June 30, 2024, the effective income tax rates were 19% and 18%, respectively, and for the three and nine months ended June 30, 2023, the effective income tax rates were 19% and 18%, respectively. The effective income tax rates differ primarily due to the following:
•During the nine months ended June 30, 2024, a $184 million tax benefit as a result of the conclusion of an audit; and
•During the nine months ended June 30, 2023, a $142 million tax benefit due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
During the three and nine months ended June 30, 2024, the Company’s gross unrecognized tax benefits increased by $219 million and $215 million, respectively, and the Company’s net unrecognized tax benefits increased by $29 million and decreased by $101 million, respectively. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions, including an increase in gross timing differences. Additionally, the nine months ended June 30, 2024 included the recognition of previously unrecognized tax benefits as a result of the conclusion of an audit. During the three and nine months ended June 30, 2024, the Company’s accrued interest related to uncertain tax positions increased by $18 million and decreased by $33 million, respectively. During the three and nine months ended June 30, 2023, there were no significant changes in accrued interest related to uncertain tax positions.
The Company has an unresolved issue with the Internal Revenue Service (IRS) related to certain income tax deductions for fiscal years 2008 through 2015. In June 2024, the Company filed a complaint with the U.S. Court of Federal Claims challenging the position of the IRS. See further discussion in Note 13—Legal Matters.
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
The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,751	$1,456
Provision for uncovered legal matters	311	1
Provision for covered legal matters	201	808
Payments for legal matters	(575)	(720)
Balance as of end of period	$1,688	$1,545
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,621	$1,441
Provision for interchange multidistrict litigation	140	797
Payments for U.S. covered litigation	(204)	(699)
Balance as of end of period	$1,557	$1,539
During the three and nine months ended June 30, 2024, the Company recorded additional accruals to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$110	$11
Provision for VE territory covered litigation	61	11
Payments for VE territory covered litigation	(146)	(19)
Balance as of end of period	$25	$3
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
On March 25, 2024, Visa and Mastercard entered into an agreement to resolve the Injunctive Relief Class claims (the “Settlement Agreement”), subject to court approval. The Settlement Agreement includes, among other terms, (i) a release from class members for claims for declaratory, injunctive or equitable relief arising out of conduct alleged by the Injunctive Relief Class in the litigation that have accrued or accrue in the future during the term of the Settlement Agreement; (ii) provisions requiring reductions and caps on U.S. credit interchange rates; and (iii) provisions requiring modifications to the Company’s rules in the U.S. that, among other things, streamline requirements for merchants who wish to impose a surcharge on credit transactions. On March 26, 2024, the Injunctive Relief Class plaintiffs filed a motion for preliminary approval of the settlement, which was denied on June 25, 2024.
On May 28, 2024, the district court denied the Lanning and Camp Grounds plaintiffs’ motion for partial summary judgment, and the Lanning and Camp Grounds plaintiffs and another gasoline retailer have appealed.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 73% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
On November 1, 2023, defendants served a motion to enforce the Amended Settlement Agreement, or in the alternative for summary judgment, regarding claims in the actions brought by certain plaintiffs in their capacity as payment facilitators. On December 4, 2023, plaintiffs in certain of the individual merchant actions served a motion for partial summary judgment or a joinder in partial summary judgment motions. On January 8, 2024, defendants’ motions for summary judgment under Ohio v. American Express were granted in part and denied in part. On February 22, 2024, the district court denied defendants' motions for summary judgment based on Illinois Brick standing and on the post-IPO conspiracy claims, and denied as moot certain plaintiffs’ motions for partial summary judgment. On April 2, 2024, the district court granted in part and denied in part defendants’ motion for summary judgment on certain plaintiffs’ monopolization claims. On May 28, 2024, the district court granted defendants’ motion to enforce the Amended Settlement Agreement, and denied a motion by Intuit for partial summary judgment, regarding claims in the actions brought by certain plaintiffs in their capacity as payment facilitators. On July 8, 2024, the Judicial Panel on Multidistrict Litigation (JPML) remanded the action led by Grubhub Holdings Inc. to the U.S. District Court for the Northern District of Illinois. On July 17, 2024, the JPML remanded the actions led by Target Corporation and by 7-Eleven, Inc. to the U.S. District Court for the Southern District of New York.
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
In the class action claims filed before the UK Competition Appeal Tribunal (CAT), a class certification rehearing took place in April 2024. In June 2024, the CAT granted class certification in the claim regarding interchange fees on commercial credit cards.
Other Litigation
European Commission Interregional Interchange Investigation
On July 5, 2024, the European Commission acknowledged a public undertaking from Visa that will extend the interregional interchange rate limits agreed in April 2019 for an additional five years, until November 1, 2029. The rate limits apply to consumer debit and credit cards issued outside the European Economic Area (EEA), when used at merchants located within the EEA.
U.S. ATM Access Fee Litigation
On May 2, 2024, in the consumer class action naming Visa, Mastercard and three financial institutions as defendants, Mackmin v. Visa Inc., et al., Visa and Mastercard entered a definitive class settlement agreement with plaintiffs in that action, subject to court approval. Plaintiffs in Mackmin filed a motion for preliminary approval of the settlement on May 29, 2024. The remaining consumer action, Burke v. Visa Inc., et al., and the National ATM Council class action, are still pending.
Pulse Network
Visa has reached a settlement with Pulse and the suit has been dismissed.

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
Mirage Wine + Spirit’s Inc.
On December 14, 2023, a putative class action was filed in the U.S. District Court for the Southern District of Illinois by Mirage Wine + Spirit’s Inc. against Apple Inc., Visa Inc. and Mastercard Incorporated on behalf of certain merchants in the United States that accepted Apple Pay as a method of payment at the physical point-of-sale from December 14, 2019. Plaintiff alleges a conspiracy under which Apple agreed not to enter a purported market for point-of-sale payment card networks services and seeks damages, injunctive relief and attorneys’ fees based on alleged violations of section 1 of the Sherman Act. On January 5, 2024, Visa requested transfer of the action to the U.S. District Court for the Eastern District of New York for coordinated or consolidated pretrial proceedings with the MDL. On February 2, 2024, the JPML entered a conditional transfer order conditionally transferring the case to the MDL. On February 26, 2024, plaintiffs filed a motion to vacate the conditional transfer order. On June 5, 2024, the JPML transferred the case to MDL 1720. On July 11, 2024, the JPML remanded the case to the U.S. District Court for the Southern District of Illinois.
U.S. Income Tax Litigation
On June 21, 2024, the Company filed a complaint against the United States in the U.S. Court of Federal Claims. The complaint challenges the denial by the IRS of certain income tax deductions from 2008 through 2015 related to software that the Company developed in the United States for utilization by Visa clients.

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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages and per share data)
Net revenue	$8,900	$8,123	10%	$26,309	$24,044	9%
Operating expenses	$2,962	$3,099	(4%)	$9,063	$8,594	5%
Net income	$4,872	$4,156	17%	$14,425	$12,592	15%
Diluted earnings per share	$2.40	$2.00	20%	$7.08	$6.02	18%

Non-GAAP operating expenses(2)	$2,927	$2,578	14%	$8,417	$7,598	11%
Non-GAAP net income(2)	$4,909	$4,499	9%	$14,964	$13,464	11%
Non-GAAP diluted earnings per share(2)	$2.42	$2.16	12%	$7.34	$6.44	14%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights for the first nine months of fiscal 2024. For the three and nine months ended June 30, 2024, net revenue increased 10% and 9% over the prior-year comparable periods, respectively, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. During the three months ended June 30, 2024, exchange rate movements lowered our net revenue growth by approximately one percentage point. During the nine months ended June 30, 2024, exchange rate movements did not have a material impact on net revenue growth. See Results of Operations—Net Revenue below for further discussion.
For the three months ended June 30, 2024, GAAP operating expenses decreased 4% over the prior-year comparable period, primarily driven by lower litigation provision. For the nine months ended June 30, 2024, GAAP operating expenses increased 5% over the prior-year comparable period, primarily driven by higher personnel and general and administrative expenses, partially offset by lower litigation provision. See Results of Operations—Operating Expenses below for further discussion. During the three and nine months ended June 30, 2024, exchange rate movements did not have a material impact on our operating expenses growth.
For the three and nine months ended June 30, 2024, non-GAAP operating expenses increased 14% and 11% over the prior-year comparable periods, respectively, primarily driven by higher general and administrative, personnel and marketing expenses.
Class B-1 common stock exchange offer. In May 2024, we accepted 241 million shares of class B-1 common stock tendered in the exchange offer. In exchange, we issued approximately 120 million shares of class B-2 common stock and 48 million shares of class C common stock. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Acquisition. On January 16, 2024, we acquired Pismo Holdings (Pismo), a global cloud-native issuer processing and core banking platform, for a purchase consideration of $929 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.

Interchange multidistrict litigation. During the nine months ended June 30, 2024, we recorded additional accruals of $140 million to address claims associated with the interchange multidistrict litigation. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. During the nine months ended June 30, 2024, we repurchased 42 million shares of our class A common stock in the open market for $11.2 billion. As of June 30, 2024, our share repurchase program had remaining authorized funds of $18.9 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. During the three and nine months ended June 30, 2024 and 2023, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 and class B-2 common stock ultimately convert into shares of class A common stock. During the three and nine months ended June 30, 2024, there were no conversion rate adjustments. During the three months ended June 30, 2023, basic and diluted earnings per class A common stock was unchanged and during the nine months ended June 30, 2023, basic and diluted earnings per class A common stock increased $0.01 and was unchanged, respectively, as a result of the downward adjustments of the class B-1 common stock conversion rate during the period. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
•Lease consolidation costs. During the nine months ended June 30, 2024, we recorded a charge within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded these amounts as they do not reflect the underlying performance of our business.
•Indirect taxes. During the three and nine months ended June 30, 2024, as a result of the resolution of an audit, we recognized a benefit within general and administrative expense related to the release of the reserve previously recognized in fiscal 2021. This one-time benefit is not representative of our ongoing operations.
•Charitable contribution. During the three and nine months ended June 30, 2024, we donated investment securities to the Visa Foundation and recognized a non-cash general and administrative expense. We have excluded this amount as it does not reflect the underlying performance of our business.
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

	Three Months Ended June 30, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$2,962	$51	$1,117	18.6%	$4,872	$2.40
(Gains) losses on equity investments, net	—	22	5		17	0.01
Amortization of acquired intangible assets	(48)	—	13		35	0.02
Acquisition-related costs	(28)	—	3		25	0.01
Litigation provision	(10)	—	2		8	—
Indirect taxes	118	—	(29)		(89)	(0.04)
Charitable contribution	(67)	—	26		41	0.02
Non-GAAP	$2,927	$73	$1,137	18.8%	$4,909	$2.42

	Nine Months Ended June 30, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$9,063	$298	$3,119	17.8%	$14,425	$7.08
(Gains) losses on equity investments, net	—	48	11		37	0.02
Amortization of acquired intangible assets	(131)	—	32		99	0.05
Acquisition-related costs	(75)	—	5		70	0.03
Litigation provision	(434)	—	97		337	0.17
Lease consolidation costs	(57)	—	13		44	0.02
Indirect taxes	118	—	(29)		(89)	(0.04)
Charitable contribution	(67)	—	26		41	0.02
Non-GAAP	$8,417	$346	$3,274	17.9%	$14,964	$7.34

	Three Months Ended June 30, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$3,099	$122	$990	19.2%	$4,156	$2.00
(Gains) losses on equity investments, net	—	(85)	(18)		(67)	(0.03)
Amortization of acquired intangible assets	(41)	—	9		32	0.02
Acquisition-related costs	(24)	—	1		23	0.01
Litigation provision	(456)	—	101		355	0.17
Non-GAAP	$2,578	$37	$1,083	19.4%	$4,499	$2.16

	Nine Months Ended June 30, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$8,594	$(49)	$2,809	18.2%	$12,592	$6.02
(Gains) losses on equity investments, net	—	111	25		86	0.04
Amortization of acquired intangible assets	(130)	—	28		102	0.05
Acquisition-related costs	(69)	—	5		64	0.03
Litigation provision	(797)	—	177		620	0.30
Non-GAAP	$7,598	$62	$3,044	18.4%	$13,464	$6.44
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
The following table presents nominal payments and cash volume:

	U.S.			International			Visa
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2024	2023	% Change(2)	2024	2023	% Change(2)	2024	2023	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$564	$531	6%	$725	$697	4%	$1,289	$1,227	5%
Consumer debit(3)	744	701	6%	738	659	12%	1,482	1,360	9%
Commercial(4)	253	239	6%	149	137	9%	402	376	7%
Total nominal payments volume(2)	$1,561	$1,471	6%	$1,611	$1,493	8%	$3,172	$2,963	7%
Cash volume(5)	148	148	—%	460	448	3%	608	597	2%
Total nominal volume(2),(6)	$1,709	$1,619	6%	$2,071	$1,941	7%	$3,780	$3,560	6%

	U.S.			International			Visa
	Nine Months Ended March 31,(1),(2)			Nine Months Ended March 31,(1),(2)			Nine Months Ended March 31,(1),(2)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,745	$1,650	6%	$2,217	$2,078	7%	$3,962	$3,728	6%
Consumer debit(3)	2,218	2,091	6%	2,249	1,961	15%	4,467	4,052	10%
Commercial(4)	771	731	6%	457	405	13%	1,228	1,136	8%
Total nominal payments volume	$4,734	$4,472	6%	$4,923	$4,443	11%	$9,656	$8,915	8%
Cash volume(5)	453	455	(1%)	1,419	1,365	4%	1,871	1,820	3%
Total nominal volume(6)	$5,187	$4,927	5%	$6,341	$5,809	9%	$11,528	$10,736	7%

The following table presents the change in nominal and constant payments and cash volume:

	International		Visa		International		Visa
	Three Months Ended March 31, 2024 vs. 2023(1),(2)		Three Months Ended March 31, 2024 vs. 2023(1),(2)		Nine Months Ended March 31, 2024 vs. 2023(1),(2)		Nine Months Ended March 31, 2024 vs. 2023(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	4%	9%	5%	8%	7%	10%	6%	8%
Consumer debit growth(3)	12%	13%	9%	9%	15%	13%	10%	9%
Commercial growth(4)	9%	12%	7%	8%	13%	14%	8%	9%
Total payments volume growth	8%	11%	7%	8%	11%	11%	8%	9%
Cash volume growth(5)	3%	4%	2%	3%	4%	4%	3%	3%
Total volume growth	7%	9%	6%	8%	9%	10%	7%	8%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the three and nine months ended June 30, 2024 and 2023, respectively, was based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2024 and 2023, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change(1)	2024(1)	2023(1)	% Change(1)
	(in millions, except percentages)
Visa processed transactions	59,318	54,034	10%	172,247	156,615	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenue
The following table presents our net revenue earned in the U.S. and internationally:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
U.S.	$3,621	$3,443	5%	$10,909	$10,550	3%
International	5,279	4,680	13%	15,400	13,494	14%
Net revenue	$8,900	$8,123	10%	$26,309	$24,044	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased over the three and nine-month prior-year comparable periods primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.

Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. During the three months ended June 30, 2024, exchange rate movements lowered our net revenue growth by approximately one percentage point. During the nine months ended June 30, 2024, exchange rate movements did not have a material impact on net revenue growth.
The following table presents the components of our net revenue:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
Service revenue	$3,967	$3,668	8%	$11,915	$10,950	9%
Data processing revenue	4,489	4,105	9%	13,104	11,751	12%
International transaction revenue	3,194	2,920	9%	9,197	8,466	9%
Other revenue	780	597	31%	2,228	1,735	28%
Client incentives	(3,530)	(3,167)	11%	(10,135)	(8,858)	14%
Net revenue	$8,900	$8,123	10%	$26,309	$24,044	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased primarily due to 7% and 8% growth in nominal payments volume over the three and nine-month prior-year comparable periods, respectively.
•Data processing revenue increased primarily due to 10% growth in processed transactions over the three and nine-month prior-year comparable periods.
•International transaction revenue increased primarily due to growth in nominal cross-border volumes of 12% and 15% over the three and nine-month prior-year comparable periods, respectively, excluding transactions within Europe, partially offset by lower volatility of a broad range of currencies.
•Other revenue increased primarily due to growth in consulting and marketing services and select pricing modifications over the three and nine-month prior-year comparable periods.
•Client incentives increased primarily due to growth in payments volume over the three and nine-month prior-year comparable periods. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
Personnel	$1,573	$1,481	6%	$4,655	$4,333	7%
Marketing	378	297	27%	1,009	938	8%
Network and processing	200	182	10%	570	539	6%
Professional fees	152	133	15%	443	372	19%
Depreciation and amortization	264	235	12%	760	696	9%
General and administrative	382	314	22%	1,174	918	28%
Litigation provision	13	457	(97%)	452	798	(43%)
Total operating expenses	$2,962	$3,099	(4%)	$9,063	$8,594	5%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•Personnel expenses increased over the three and nine-month prior-year comparable periods primarily due to a higher number of employees and compensation, reflecting our strategy to invest in future growth, including acquisitions.
•Marketing expenses increased over the three and nine-month prior-year comparable periods primarily due to higher spend including for client marketing and the Olympic and Paralympic Games Paris 2024. The increase during the nine months ended June 30, 2024 was partially offset by spend related to the FIFA World CupTM in the prior year and absent in the current year.
•Professional fees increased over the three and nine-month prior-year comparable periods primarily due to higher consulting fees. The increase during the nine months ended June 30, 2024 also included higher advisory fees.
•Depreciation and amortization increased over the three and nine-month prior-year comparable periods primarily due to additional depreciation and amortization from our on-going investments and acquisitions.
•General and administrative expenses increased over the three and nine-month prior-year comparable periods primarily due to a charitable contribution to the Visa Foundation in the current year, higher usage of travel related card benefits, higher indirect taxes and higher unfavorable foreign currency fluctuations, partially offset by the release of the reserve on indirect taxes previously recognized in fiscal 2021. The increase during the nine months ended June 30, 2024 also included lease consolidation costs in the current year.
•Litigation provision decreased over the three and nine-month prior-year comparable periods primarily due to lower accruals related to the U.S. covered litigation. The decrease during the nine months ended June 30, 2024 was partially offset by accruals related to uncovered litigation in the current year. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change(1)	2024	2023	% Change(1)
	(in millions, except percentages)
Interest expense	$(196)	$(182)	9%	$(465)	$(461)	1%
Investment income (expense) and other	247	304	(18%)	763	412	86%
Total non-operating income (expense)	$51	$122	(58%)	$298	$(49)	702%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased during the three months ended June 30, 2024 primarily due to higher losses from derivative instruments and higher interest expense related to taxes. Interest expense increased during the nine months ended June 30, 2024 primarily due to higher losses from derivative instruments, partially offset by higher interest benefit related to taxes and lower interest expense related to lower outstanding debt.
•Investment income (expense) and other decreased during the three months ended June 30, 2024, primarily due to losses on our investments, partially offset by higher interest income on our cash and investments. Investment income (expense) and other increased during the nine months ended June 30, 2024, primarily due to higher interest income on our cash and investments and lower losses on our investments.

Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Effective income tax rate	19%	19%	18%	18%
The effective income tax rates differ primarily due to the following:
•During the nine months ended June 30, 2024, a $184 million tax benefit as a result of the conclusion of an audit; and
•During the nine months ended June 30, 2023, a $142 million tax benefit due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2024	2023
	(in millions)
Total cash provided by (used in):
Operating activities	$13,286	$13,828
Investing activities	$(2,510)	$(818)
Financing activities	$(13,564)	$(13,192)
Operating activities. Cash provided by operating activities for the nine months ended June 30, 2024 was lower than the prior-year comparable period primarily due to higher incentive payments and higher cash paid for taxes due to the timing of payments, partially offset by continued growth in our underlying business.
Investing activities. Cash used in investing activities for the nine months ended June 30, 2024 was higher than the prior-year comparable period primarily due to cash paid for acquisitions, net of cash acquired, the absence of cash received from the settlement of net investment hedge derivative instruments and higher purchases, net of maturities and sales, of investment securities. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Financing activities. Cash used in financing activities for the nine months ended June 30, 2024 was higher than the prior-year comparable period primarily due to higher share repurchases and higher dividends paid, partially offset by the absence of the principal debt payment upon maturity of our December 2022 senior notes. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Common stock repurchases. During the nine months ended June 30, 2024, we repurchased shares of our class A common stock in the open market for $11.2 billion. As of June 30, 2024, our share repurchase program had remaining authorized funds of $18.9 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2024, we declared and paid $3.2 billion in dividends to holders of our common and preferred stock. On July 23, 2024, our board declared a quarterly cash dividend of $0.52 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board.
Acquisition. On January 16, 2024, we acquired Pismo for a purchase consideration of $929 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09, which provides improvements to income tax disclosures. This standard requires disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for our annual periods beginning October 1, 2025, and requires prospective application with the option to apply the standard retrospectively. We are currently evaluating the impact of the ASU on our disclosures.

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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Purchase Price per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
April 1 - 30, 2024	—	$—	—	$23,639
May 1 - 31, 2024	8	$278.69	8	$21,438
June 1 - 30, 2024	9	$275.11	9	$18,870
Total	17	$276.75	17
(1)The figures in the table reflect transactions according to the trade dates.
(2)Includes applicable taxes.
See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
(c) Trading Plans.
During the three months ended June 30, 2024, the following officers adopted Rule 10b5-1 trading arrangements as defined in Regulation S-K Item 408, each of which is intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:
On April 25, 2024, Ryan McInerney, our Director and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 103,450 shares of our class A common stock underlying employee stock options. The duration of the trading arrangement is until July 31, 2025 or earlier if all transactions under the trading arrangement are completed.
On April 25, 2024, Julie B. Rottenberg, our General Counsel, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 10,291 shares of our class A common stock underlying employee stock options. The duration of the trading arrangement is until July 31, 2025 or earlier if all transactions under the trading arrangement are completed.
No other officers or directors adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

10.1	Form of Makewhole Agreement	S-4/A	333-276747	99.2	3/11/2024

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	July 23, 2024	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2024	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	July 23, 2024	By:	/s/ Peter Andreski
		Name:	Peter Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)