Form 10-K
period 2024-09-30
VISA INC.
filed 2024-11-13
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
Class B-1 common stock, par value $0.0001 per share
Class B-2 common stock, par value $0.0001 per share
Class C common stock, par value $0.0001 per share
(Title of each class)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, held by non-affiliates (using the New York Stock Exchange closing price as of March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $439.3 billion. There is currently no established public trading market for the registrant’s class B-1, B-2 or class C common stock.
As of November 6, 2024, the registrant’s shares of common stock outstanding were as follows.

Class	Shares outstanding
Class A common stock	1,728,105,021
Class B-1 common stock	4,835,384
Class B-2 common stock	120,338,948
Class C common stock	9,595,774
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2024.

Unless the context indicates otherwise, reference to Visa, we, us, our or the Company refers to Visa Inc. and its subsidiaries.
Visa and our other trademarks referenced in this report are Visa’s property. This report may contain additional trade names and trademarks of other companies. The use or display of other companies’ trade names or trademarks does not imply our endorsement or sponsorship of, or a relationship with, these companies.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; size and growth of the total addressable opportunities in consumer payments and new flows and our ability to capture such opportunities; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1, Item 1A, Item 7 and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
•We facilitate secure, reliable and efficient money movement among consumers, issuing and acquiring financial institutions and merchants. We have traditionally referred to this structure as the “four-party” model. Please see Our Core Business discussion below. As the payments ecosystem continues to evolve, we have broadened this model to include digital banks, digital wallets and a range of financial technology companies (fintechs), governments and non-governmental organizations (NGOs). We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet. During fiscal 2024, 303 billion payments and cash transactions with Visa’s brand were processed by Visa or other networks, equating to an average of 829 million transactions per day. Of the 303 billion total transactions, 234 billion were processed by Visa.
•We offer a wide range of Visa-branded payment products that our clients, including nearly 14,500 financial institutions, use to develop and offer payment solutions or services, including credit, debit, prepaid and cash access programs for individual, business and government account holders. During fiscal 2024, Visa’s total payments and cash volume were $16 trillion, and we had 4.6 billion payment credentials, which are issued Visa card accounts, that were available to be used at more than 150 million merchant locations worldwide.(1)
•We take an open partnership approach and seek to provide value by enabling access to our global network, including offering our technology capabilities through application programming interfaces (APIs). We partner with both traditional and emerging players to innovate and expand the payments ecosystem, allowing them to use the resources of our platform to scale and grow their businesses more quickly and effectively.
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
•We provide value-added services to our clients, including issuing solutions, acceptance solutions, risk and identity solutions, open banking solutions and advisory services.
•We invest in and promote our brand to the benefit of our clients and partners through advertising, promotional and sponsorship initiatives with the International Olympic Committee, the International Paralympic Committee, the National Football League, and the Red Bull Formula One Teams—the Oracle Red Bull Racing Team and the Visa Cash App RB Formula One Team, among others. We also use these sponsorship assets to showcase our payment innovations.
(1) The number includes an estimated 42 million locations through payment facilitators, which are technology providers that provide payment acceptance services to merchants on behalf of acquirers. Data provided to Visa by acquiring institutions and other third parties as of June 30, 2024.

FISCAL 2024 KEY STATISTICS
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

Our net revenue in fiscal 2024 consisted of the following:

SERVICE REVENUE Earned for services provided in support of client usage of Visa payment services
OTHER REVENUE
Consist mainly of value-added services related to advisory, marketing and certain card benefits; license fees for use of the Visa brand or technology; and fees for account holder services, certification and licensing

DATA PROCESSING REVENUE
Earned for authorization, clearing and settlement; value-added services related to issuing, acceptance, and risk and identity solutions; network access; and other maintenance and support services that facilitate transaction and information processing among our clients globally

CLIENT INCENTIVES
Paid to financial institution clients, merchants and other business partners to grow payments volume; increase Visa product acceptance; encourage merchant acceptance and use of Visa payment services; and drive innovation

INTERNATIONAL TRANSACTION REVENUE Earned for cross-border transaction processing and currency conversion activities
Please see Item 7 and Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report, which include disclosures on how we earn and recognize our revenue.
Visa provides payment processing for both non-Visa-branded and Visa-branded card transactions. In the context of non-Visa-branded card transactions, we facilitate payment processing by providing gateway routing services to other payment networks. At the client’s request, we may provide authorization, clearing or settlement services on our network before or after we route the transaction to the other payments network. In those instances, Visa may earn data processing revenue for the specific services provided. In the context of Visa-branded card transactions on our network, we provide authorization, clearing and settlement services and may earn service, data processing, international transaction or other revenue. Depending on applicable regulations, some payment processors may or may not use our network to process Visa-branded card transactions. If they use our network, we may earn service revenue and data processing revenue. If they do not use our network, we earn only service revenue.
Visa is not a financial institution. We do not issue cards, extend credit or set rates and fees for account holders of Visa products nor do we earn revenue from, or bear credit risk with respect to, any of these activities. Interchange reimbursement fees reflect the value merchants receive from accepting our products and play a key role in balancing the costs and benefits that account holders and merchants derive from participating in our payments network. Generally, interchange reimbursement fees are paid by acquirers to issuers. We establish default interchange reimbursement fees that apply absent other established settlement terms. These default interchange reimbursement fees are set independently from the revenue we receive from issuers and acquirers. Our acquiring clients are responsible for setting the fees they charge to merchants for the MDR and for soliciting merchants. Visa sets fees to acquirers independently from any fees that acquirers may charge merchants. Therefore, the fees we receive from issuers and acquirers are not derived from interchange reimbursement fees or MDRs.

Visa’s strategy is to accelerate our revenue growth in consumer payments, new flows and value-added services, and fortify the key foundations of our business model.
We seek to accelerate revenue growth in three primary areas — consumer payments, new flows and value- added services.
Consumer Payments
On an annual basis, we see more than $20 trillion(2) of opportunity globally, excluding Russia and China, to convert cash, check, Automated Clearing House (ACH), domestic schemes, and other forms of electronic payment into cards and digital accounts on Visa’s network. We aim to grow consumer payments through expansion of credentials and acceptance points and deepening engagement with consumers through key enablers. We are focused on developing innovative digital solutions and products across face-to-face and ecommerce payments, providing consumers and merchants around the world the best ways to pay and be paid.
Core Products
Visa’s growth has been driven by the strength of our core products — credit, debit and prepaid.
Credit: Credit cards and digital credentials allow consumers and businesses to access credit to pay for goods and services. Credit cards are affiliated with programs operated by financial institution clients, co-brand partners, fintechs and affinity partners.
Debit: Debit cards and digital credentials allow consumers and small businesses to purchase goods and services using funds held in their deposit accounts. Debit cards enable account holders to transact in person, online or via mobile without needing cash or checks and without accessing a line of credit. The Visa/PLUS Global ATM network also provides debit, credit and prepaid account holders with cash access, and other
(2) Visa analysis based on third party studies.

banking capabilities, in more than 200 countries and territories worldwide through issuing and acquiring partnerships with both financial institutions and independent automated teller machine (ATM) operators.
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
Key Enablers
We enable consumer payments and help our clients grow as digital commerce, new technologies and new participants continue to transform the payments ecosystem. Some examples include:
Tap to Pay
Since we introduced Tap to Pay technology over ten years ago, it has emerged as a preferred way to pay in the face-to-face environment among consumers in many countries around the world. Tap to Pay adoption is growing and many consumers have come to expect this seamless payment experience.
Tap to Pay has become the default way Visa cardholders pay in nearly 60 countries and territories, with more than 90 percent penetration of Visa face-to-face transactions, and in over 125 countries and territories, Tap to Pay comprises more than 50 percent of our face-to-face transactions. Excluding the U.S., over 80 percent of face-to-face Visa transactions globally were contactless in fiscal 2024. In the U.S., Visa has surpassed 50 percent contactless penetration and more than 535 million Tap to Pay-enabled Visa cards have been issued. In addition, we have activated more than 870 contactless public transport projects worldwide. We processed more than 2.0 billion contactless transactions on global transit systems in fiscal 2024, surpassing the number of transactions in 2023.
Tokenization
Visa Token Service (VTS) brings trust to digital commerce innovation. As consumers increasingly rely on digital transactions, VTS is designed to enhance the digital ecosystem through improved authorization, reduced fraud and improved consumer experience. VTS helps protect digital transactions by replacing 16-digit Visa account numbers with a token that includes a surrogate account number, cryptographic information and other data to protect the underlying account information. This security technology can work for a variety of in person or online payment transactions. As of September 30, 2024, Visa has provisioned 11.5 billion network tokens.
Click to Pay
Click to Pay provides a simplified and more consistent cardholder checkout experience online by removing time-consuming key entry of personal information and enabling consumer and transaction data to be passed securely between payments network participants. Based on the EMV® Secure Remote Commerce industry standard, Click to Pay brings a standardized and streamlined approach to online checkout and meets the needs of consumers shopping across a growing number of connected devices. The goal of Click to Pay is to make online payments as secure, reliable and interoperable as the in-person checkout experience.
New Flows
Our new flows business is focused on driving digitization and improving the payments and money movement experience across all payment flows, beyond C2B, through our network of networks. These include P2P, B2C, B2B and G2C payments, which provide some of the largest payment opportunities in the world. Representing a total addressable opportunity of approximately $200 trillion(3) of payment flows annually, excluding Russia and China, this pillar of our business aims to make payments and money movement easier for businesses, consumers, and governments, using both Visa’s global network and connectivity to other networks around the world.
We have two key objectives in this business area.
The first objective is to grow B2B payments volume through our Visa Commercial Solutions. This part of the business focuses on addressing the $145 trillion of opportunity in B2B payment flows around the world annually, excluding Russia and China. We believe around 15% of the annual opportunity, or $20 trillion, could be addressed
(3) Visa analysis based on third party studies.

by our card and virtual products, which we are continuously evolving for more use cases. Another $105 trillion of the annual opportunity is in the accounts payable and accounts receivable space that largely relies on check, ACH, and wires. Lastly, cross-border volumes, which are addressable by our Visa Commercial Solutions and Visa Direct Platform, represent $20 trillion of opportunity on an annual basis.
The second objective is to put the power of money movement in our clients’ hands, enabling them to move money around the world. This part of the business focuses on addressing $20 trillion in B2C, $20 trillion in P2P, and $15 trillion in G2C opportunities annually, excluding Russia and China, as well as the cross-border B2B opportunity. These flows are largely addressed through our Visa Direct Platform, encompassing a broad network of eligible cards, bank accounts, and digital wallets, as well as our Visa B2B Connect network.
Visa Commercial Solutions
As a long-time participant in the B2B ecosystem, we have been supporting small businesses, large and middle market companies, and governments with their payments needs. We continue to see opportunity for growth as businesses seek simple digital experiences, similar to those available to consumers. Visa offers a holistic suite of tailored solutions for businesses – providing payment, reconciliation, and data to help manage working capital and drive efficiency, set spend controls, manage expenses, and automate payment processes.
Our portfolio of commercial payments solutions includes small business cards, corporate (travel) cards, purchasing cards, virtual cards and digital credentials. Businesses look to optimize processes and effectively manage working capital by utilizing our commercial payments solutions. To support small businesses we expanded the small business supplier matching webtool so that it is directly accessible to small and medium size businesses, enhancing their ability to use their cards for business payments. For large business spend, we have been expanding our presence in specific commercial spend verticals, such as fleet and fuel, travel and agriculture. We have also extended our products and capabilities specifically for accounts receivable and accounts payable spend, through either embedded finance capabilities, or new solutions like our Accounts Receivable Manager virtual card automation solution in the U.S.
Visa Direct Platform
We facilitate domestic and cross-border money movement, enabling clients to collect, convert, hold and send funds across our network, which has the potential to reach more than 11 billion cards, bank accounts and digital wallets. Visa Direct enables P2P payments and account-to-account (A2A) transfers, business and government payouts to individuals or small businesses, merchant settlements and refunds, among other use cases, across more than 195 countries and territories.
Visa Direct utilizes more than 75 domestic payment schemes, more than 15 real-time payments schemes, more than 15 card-based networks and more than five payment gateways, with the potential to reach more than 11.0 billion endpoints, through 4.0 billion cards, 3.5 billion bank accounts and 3.5 billion digital wallets. In fiscal 2024, Visa Direct processed nearly 10 billion transactions for more than 550 partners.
Visa B2B Connect is a key part of our value proposition and considered part of the Visa Direct platform. It is a multilateral B2B cross-border payments network designed to facilitate reliable, secure and cost-effective transactions from the bank of origin directly to the beneficiary bank, helping streamline settlement and optimize payments for financial institutions’ corporate clients. Visa B2B Connect continues to scale and is available in more than 100 countries and territories.
The Visa Direct platform now also includes Visa Cross-Border Solutions and our digitally native Currencycloud capabilities that service new flows and our established cross-border consumer payments businesses with capabilities such as providing real-time foreign exchange rates, virtual accounts, and enhanced liquidity and settlement.
In addition, our Visa+ solution provides interoperability for our clients. In fiscal 2023, we announced the launch of Visa+, which enables transfers between participating P2P apps. Visa+ is now fully live for eligible users of PayPal and Venmo in the U.S. In addition to bringing reach, flexibility and convenience to P2P payment experiences, Visa+

can help merchants improve the process of disbursing funds to their users, also known as B2C payouts, which is live with DailyPay.
Value-Added Services
Value-added services represent an opportunity for us to diversify our revenue with products and solutions that help our clients and partners optimize their performance, differentiate their offerings and create better experiences for their customers. Our comprehensive suite of value-added services spans five categories — Issuing Solutions, Acceptance Solutions, Risk and Identity Solutions, Open Banking Solutions and Advisory Services.
Our value-added services strategy has three areas of focus: (1) provide services for Visa transactions; (2) deliver network-agnostic services for non-Visa transactions; and (3) provide services that go beyond payments. We have made significant progress across each of these areas and offer more than 200 products and services as of September 30, 2024, many of which are designed to work together to deliver high impact business outcomes.
Issuing Solutions
Visa DPS is a large issuer processor of Visa debit transactions. In addition to multi-network transaction processing, Visa DPS also provides a wide range of value-added services, including fraud mitigation, dispute management, data analytics, campaign management, a suite of digital solutions and contact center services. Our capabilities in API-based issuer processing solutions, like DPS Forward, allow our clients to create new payments use cases and provide them with modular capabilities for digital payments.
In early 2024, Visa completed its acquisition of Pismo, a global, cloud-native issuer processing and core banking platform with operations in Latin America, Asia Pacific and Europe. Pismo’s technology platform expands Visa’s offerings to include core banking and card-issuer processing capabilities across credit, debit and prepaid cards via cloud native APIs and also helps enable Visa to provide support and connectivity for emerging payment frameworks and real-time payments (RTP) networks for financial institution clients.
We provide a range of other services and digital solutions to issuers, such as account controls, digital issuance and branded consumer experiences. In addition, Visa offers loyalty and benefits solutions to issuers aimed at creating compelling and differentiated cardholder experiences, as well as Buy Now, Pay Later (BNPL) capabilities, which allow shoppers the flexibility to pay for a purchase in equal payments over a defined period of time. Visa is investing in installments as a payments strategy — by offering Visa credentials and BNPL solutions to issuers and fintechs.
Acceptance Solutions
Visa Acceptance Solutions provide modular, value-added services in addition to the traditional gateway function of connecting merchants to payment processing. Using the Visa Acceptance Platform, acquirers, payment service providers, independent software vendors and merchants can improve the way their consumers engage and transact; help to mitigate fraud and lower operational costs; and adapt to changing business requirements. They can also connect with other fintechs through a global payment management platform to use their services. Using an omnichannel solution with a cloud-based architecture, Visa Acceptance Solutions capabilities, which includes Cybersource and Authorize.net, provide new and enhanced payment integrations with ecommerce platforms, enabling sellers and acquirers to provide tailored commerce experiences with payments seamlessly embedded.
In addition, Visa Acceptance Solutions provide secure, reliable services for merchants and acquirers that reduce friction and drive acceptance. Examples include Token Management Service, which helps simplify network token adoption, access and management for merchant and acquiring clients, provides a single integration point into major card networks and is used standalone or easily integrated into other payment solutions (please see the Tokenization discussion above); Global Urban Mobility, which supports transit operators to accept Visa contactless payments in addition to closed-loop payment solutions; and Account Updater, which provides updated account information for merchants to help strengthen customer relationships and retention. Visa also offers Dispute

Management Services, including a network-agnostic solution from Verifi that enables merchants to prevent and resolve disputes with a single connection.
Risk and Identity Solutions
Visa’s Risk and Identity Solutions transform data into insights for near real-time decisions and facilitate account holder authentication to help financial institution and merchant clients prevent fraud and protect account holder data. With the increasing popularity of omnichannel commerce and digital payments among consumers, fraud prevention helps increase trust in digital payments. The Visa Protect suite of solutions include a range of products that empower financial institutions and merchants with tools that facilitate automation, simplify fraud prevention and enhance payment security, such as: Visa Consumer Authentication Service, Visa Protect Authentication Intelligence, and Visa Provisioning Intelligence. These offerings highlight our artificial intelligence (AI) and machine learning capabilities, for example, Visa Protect Authentication Intelligence uses machine learning algorithms to identify fraud for Visa Secure authentication requests and Visa Provisioning Intelligence is an AI-based product designed to prevent tokens from being fraudulently provisioned.

In March 2024, Visa announced three new products as part of the end-to-end Visa Protect suite that are designed to reduce fraud across immediate A2A and card not present (CNP) payments, as well as transactions both on and off Visa’s network. Visa Deep Authorization is an AI-powered transaction risk scoring solution tailored to better manage CNP payments, which strengthens the protection of Visa’s transactions through transaction risk scoring. Visa Protect for A2A Payments is our first fraud prevention solution built specifically for real-time non-card payments. Finally, Visa Risk Manager with scheme agnostic Visa Advanced Authorization is a comprehensive AI-powered fraud risk management solution. Visa’s value-added fraud prevention tools layer on top of a suite of our network programs that protect the safety and integrity of the payment ecosystem, help to prevent, detect and mitigate threats.
Open Banking Solutions
Since our acquisition of Tink AB, an open banking platform, we continue to accelerate the development and adoption of open banking securely and at scale. Visa’s open banking capabilities range from data access use cases, such as account verification, balance check and personal finance management, to payment initiation capabilities, such as A2A transactions and merchant payments. These capabilities can help our partner businesses deliver valuable services to their customers.
In fiscal 2024, we expanded our presence in Europe and began expanding into the U.S. with a suite of product offerings that enable users to connect accounts and provide trusted parties with access to their financial data, including digitizing and streamlining the A2A payments experience. In fiscal 2025, we plan to launch Visa A2A in the UK, an open system bringing standards, rules and a dispute management service to eligible banks and businesses, enabling them to provide consumers with a more streamlined bill payment experience. Key features will include increased protection, more optionality by allowing consumers to pay directly from their bank accounts and enhanced controls over payment permissions.
Advisory Services
Visa Advisory Services offers deep payments expertise through a global consulting practice, proprietary analytics models, data scientists and economists, marketing services and managed services to deliver insights for issuers, acquirers, merchants, fintechs and other partners that help them make better business decisions and scale their operations.
Operating as the payments consulting arm of Visa, Visa Consulting and Analytics (VCA) utilizes our payments expertise and economic intelligence to identify actionable insights, make recommendations and help implement solutions. VCA is comprised of specialized advisory practices such as: strategy and commercial money movement, portfolio optimization, digital, AI, risk and implementation support, which drive measurable outcomes for our clients. VCA Managed Services embeds teams within client organizations to help execute key initiatives.
Visa Marketing Services provides clients with unique activation opportunities with Visa’s sponsorships and utilizes our data analytics and understanding of customers’ transactional behavior to provide marketing solutions designed to deliver effective results, drive brand preference and influence consumer behavior.

We are fortifying the key foundations of our business model, which consist of becoming a network of networks, our technology platforms, security, brand and talent.
Network of Networks
Our network of networks strategy means moving money to all endpoints and to all form factors, using all available networks and being a single connection point for our partners and providing our value-added services on all transactions, no matter the network. The key component of our network of networks strategy is interoperability. We are opening up our network and increasingly using other networks to reach accounts we could not otherwise reach and enabling new types of money movement. Visa B2B Connect, Visa Direct and Visa+ are examples of our strategy. Visa has invested more than $3 billion in AI and data infrastructure over the last 10 years.
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
Security
Our in-depth, multi-layer security approach includes a formal program to devalue sensitive and/or personal data through various cryptographic means; embedded security in the software development lifecycle; identity and access management controls to protect against unauthorized access; and advanced cyber detection and response capabilities. We use information security tools that help keep our clients and consumers safe and invest significantly in our comprehensive approach to cybersecurity. We deploy information security technologies to protect data confidentiality, the integrity of our network and service availability and to strengthen our core cybersecurity capabilities to minimize risk. Our payments ecosystem risk and control team continually monitors threats to the payments ecosystem to help ensure attacks are detected and prevented efficiently and effectively through pairing our AI capabilities with our security experts.
Brand
Visa’s strong brand helps deliver added value to our clients and their customers, financial institutions, merchants and partners through compelling brand expressions, a wide range of products and services as well as innovative brand and marketing efforts. In line with our commitment to an expansive and diverse range of partnerships for the benefit of our stakeholders, Visa is a sponsor of top entertainment and sports properties including the FIFA World Cup 2026TM, the Olympic and Paralympic Games, the National Football League, the Red Bull Formula One Teams—the Oracle Red Bull Racing Team and the Visa Cash App RB Formula One Team.
Talent
Attracting, developing and advancing the best talent globally is critical to our continued success. This year, we grew our total workforce from approximately 28,800 in fiscal 2023 to approximately 31,600 employees in fiscal 2024, an increase of 10 percent year over year. Voluntary workforce turnover (rolling 12-month attrition) was 5 percent as of September 30, 2024. Visa employees are located in more than 80 countries and territories, with 57 percent located outside the U.S. At the end of fiscal 2024, Visa’s global workforce was 58 percent men and 42 percent women, and women represented 38 percent of Visa’s leadership (defined as vice president level and above). In the U.S., ethnicity of our workforce was 42 percent Asian, 8 percent Black, 13 percent Hispanic, 3 percent Other and 34 percent White. For our U.S. leadership, the breakdown was 19 percent Asian, 5 percent Black, 13 percent Hispanic, 3 percent Other and 59 percent White.
As Visa strives to achieve our purpose and our growth objectives, we have focused on enhancing our employees’ expertise across our business. We offer unique career pathways for employees and provide them with tools and support to build on their leadership impact and develop their careers. Along with learning support from Visa University and our educational assistance program, employees are encouraged to broaden their knowledge and develop new skills through alternative career pathways and talent development programs including our global technology apprenticeship, military talent and mentorship programs. Visa’s commitment to fostering a culture of innovation and collaboration also is demonstrated through our employees’ adoption of generative AI tools for content generation, productivity and business automation, including an internal, secure version of ChatGPT and our Ask People Team Portal.
We are committed to providing benefits that support our employees. As part of our inclusive “whole person” approach to benefits, Visa offers a robust package of curated tools, resources, and benefits for our employees. While some programs may vary by location, some of our financial benefits include our 401(k) match, employee stock purchase plan and financial wellbeing sessions and resources. In addition to our enhanced mental well-being benefits, we began offering mental health first aid training for employees and are piloting a peer-to-peer ambassador network to create an employee support system.
Based on our latest employee engagement survey, 91% of employees would recommend Visa as a great place to work. We strive to put our people first, and this is exemplified by prioritizing investments to create spaces that encourage collaboration, inspire creativity and reflect our brand in our office locations and data centers worldwide. In 2024, Visa opened the Mission Rock market support center in San Francisco, forming a unified, complementary campus with our Foster City location.
This year, we also recommitted to ensuring that employees feel closely connected to one another and to our business at large. To support this effort, Visa activated Viva Engage, our new internal social network, as a place for all employees to collaborate, share information and connect with company leadership in real time, every day. Since our launch of Viva Engage, 97% of employees had visited the platform at least once, with 82% accessing the platform at least twice a week on average.
We also are dedicated to ensuring that employees feel valued in their day-to-day work. In recent years, Visa has prioritized and invested in employee recognition, which in turn drives engagement and innovation. Our UPLIFT program is designed to drive engagement and innovation by enabling employees to recognize, appreciate and celebrate each other, no matter their role or level. The UPLIFT program also drives Visa’s culture by grounding the recognition categories in Visa’s Leadership Principles – further reinforcing that at Visa, it is not only about what you achieve, but how you do it. For fiscal 2024, active UPLIFT platform users as a percentage of all users was 78%, while the number of recognitions sent nearly doubled, from approximately 130,000 to nearly 248,000 since the prior year.
For additional information regarding our human capital management, please see the section titled “Talent and Human Capital Management” in Visa’s 2024 Proxy Statement as well as our website at visa.com/crs, which includes our 2023 Consolidated EEO-1 Report and our 2023 Corporate Responsibility and Sustainability (CRS) Report. See Available Information below.
FINTECH AND DIGITAL PARTNERSHIPS
Fintechs are a vital growth engine for Visa and a key driver in realizing our purpose—to uplift everyone, everywhere by being the best way to pay and be paid. Fintechs are key enablers of new payment experiences and new flows. Our work with fintechs is one of our greatest opportunities and has opened new points of acceptance, extended credit at the point of sale, made cross-border money flows more efficient, moved B2B payments volume onto Visa’s network, expedited payroll and provided digital wallet customers access to our services. Our portfolio of fintech partners is diverse and continues to grow and scale. In fiscal 2024, we signed over 650 commercial partnerships with fintechs globally, from early-stage companies to growing and mature players, an increase of 30 percent year over year.
To better serve fintechs, Visa has a suite of streamlined commercial programs and digital onboarding tools. Fintech Fast Track, our flagship program for fintechs, is designed to help launch new financial features quickly, such as launching a new card program or enabling the movement of money with Visa Direct. We provide streamlined onboarding and turnkey access to hundreds of ecosystem partners. The program has welcomed hundreds of fintechs who are actively engaged in the program.
Visa Ready, our certification program, helps technology companies build and launch payment solutions that meet Visa’s global standards around security and functionality. With our startup engagement programs, like the Visa Everywhere Initiative, early-stage companies can build payment solutions based on our capabilities. Visa also manages programs including She’s Next, Empowered by Visa, a global women’s entrepreneurship initiative, and the Africa Fintech Accelerator Program to uplift underrepresented communities.
MERGERS AND ACQUISITIONS, JOINT VENTURES AND STRATEGIC INVESTMENTS
Visa continually explores opportunities to augment our capabilities and provide meaningful value to our clients. Mergers and acquisitions, joint ventures and strategic investments complement our internal development and enhance our partnerships to align with Visa’s priorities. Visa applies a rigorous business analysis to our acquisitions, joint ventures and investments to ensure they will differentiate our network, provide value-added services and accelerate growth.
In fiscal 2024, we completed our acquisition of Pismo, and entered into definitive agreements to acquire a majority interest in Prosa, a leading payments processor in Mexico, and to acquire Featurespace, a developer of real-time AI payments protection technology that prevents and mitigates payments fraud and financial crime risks. After closing, Prosa will continue to operate as an independent company. The Prosa and Featurespace acquisitions are both subject to customary closing conditions, including applicable regulatory approvals.
CORPORATE RESPONSIBILITY AND SUSTAINABILITY
Visa is committed to operating as a responsible, ethical, inclusive and sustainable company. As one of the global leaders in digital payments, Visa strives to join with clients, partners and other stakeholders to empower people, businesses and communities to thrive, to be an industry leader in addressing the CRS topics most significant to our role as a payments technology company, and to meet and exceed our expectations for performance and transparency. Visa’s purpose is to uplift everyone, everywhere by being the best way to pay and be paid. We believe deeply in our purpose, and we are focused on empowering people and economies, securing commerce and protecting customers, investing in our workforce, protecting the planet and operating responsibly. Our 2023 CRS Report, as well as other CRS-related resources are available on our website at visa.com/crs. See Available Information below.
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
COMPETITION
The global payments industry continues to undergo dynamic and rapid change. Existing and emerging competitors compete with Visa’s network and payment solutions for consumers and for participation by financial institutions and merchants. Technology and innovation are shifting consumer habits and driving growth opportunities in ecommerce, mobile payments, blockchain technology and digital currencies. These advances are enabling new entrants, many of which depart from traditional network payment models. In certain countries, the evolving regulatory landscape is creating local networks or enabling additional processing competition.
We compete against all forms of payment. These include paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:
Global or Multi-regional Networks: These networks typically offer a range of branded, general purpose card payment products that consumers can use at millions of merchant locations around the world. Examples include American Express, Diners Club/Discover, JCB, Mastercard and UnionPay. These competitors may be more concentrated in specific geographic regions, such as Discover in the U.S. and JCB in Japan, or have a leading position in certain countries, such as UnionPay in China. See Item 1A—Regulatory Risks—Government-imposed obligations and/or restrictions on international payments systems may prevent us from competing against providers in certain countries, including significant markets such as China and India. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world.
The following chart compares our network with certain network competitors for calendar year 2023(1):

	Visa	American Express	Diners Club / Discover	JCB	Mastercard
Payments Volume ($B)	12,620	1,665	256	321	7,344
Total Volume ($B)(2)	15,114	1,680	272	329	9,029
Total Transactions (B)	284	12	4	7	184
Cards (M)	4,484	141	72	156	2,948
(1)American Express, Diners Club / Discover, JCB and Mastercard data sourced from The Nilson Report issue 1264 (May 2024). Includes all consumer, small business and commercial credit, debit and prepaid cards. American Express, Diners Club / Discover, and JCB include business from third-party issuers. JCB figures include other payment-related products and some figures are estimates. Mastercard excludes Maestro and Cirrus figures.
(2)Total volume is the sum of payments volume and cash volume. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks.
Local and Regional Networks: Operated in many countries, these networks often have the support of government influence or mandate. In some cases, they are owned by financial institutions or payment processors. These networks typically focus on debit payment products, and may have strong local acceptance, and recognizable brands. Examples include NYCE, Pulse and STAR in the U.S.; Interac in Canada; and eftpos in Australia.
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
RTP Networks: RTP networks have launched in at least 80 countries and continue to be driven by strong government sponsorship and regulatory initiatives to enable and drive adoption (e.g., FedNow in the U.S., PIX in Brazil and United Payments Interface (UPI) in India), increasing their position as an alternative to payment card schemes. These networks primarily focus on domestic transactions, with adoption varying by use cases and geographies. However, with linkages such as PayNow in Singapore and UPI in India, cross-border RTP networks are advancing and will compete with our cross-border business. RTP networks can compete with Visa on consumer payments and other payment flows (e.g., B2B and P2P) but can also be customers for value-added services, such as risk management.
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

Value-Added Service Providers: We face competition from companies that provide alternatives to our value-added services. These include a wide range of players, such as technology companies, information services and consulting firms, governments and merchant services companies. The integration of technology like generative AI can create new and better offerings that compete with our value-added services, such as strengthened risk monitorization and managing digital identification. Regulatory initiatives could also lead to increased competition in these areas.
We believe our fundamental value proposition of security, convenience, speed and reliability as well as the number of credentials and our acceptance footprint help us to succeed. In addition, we understand the needs of the individual markets in which we operate and partner with local financial institutions, merchants, fintechs, governments, NGOs and business organizations to provide tailored and innovative solutions. We will continue to utilize our network of networks strategy to facilitate the movement of money. We believe Visa is well-positioned competitively due to our global brand, our broad set of payment products, new flows offerings and value-added services and our proven track record of processing payment transactions securely and reliably.
GOVERNMENT REGULATION
As a global payments technology company, we are subject to complex and evolving global regulations in the various jurisdictions in which our products and services are used. The most significant government regulations that impact our business are discussed below. For further discussion of how global regulations may impact our business, see Item 1A—Regulatory Risks.
Anti-Corruption, Anti-Money Laundering, Anti-Terrorism and Sanctions: We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, including the U.S. Bank Secrecy Act. In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. Therefore, we do not permit financial institutions or other entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria, Crimea and the Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons, to issue or acquire Visa cards or engage in transactions using our products and services.
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
Interchange Rates and Fees: An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the U.S. Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) limits interchange reimbursement rates for certain debit card transactions in the U.S.; the European Union (EU) IFR limits interchange rates in the European Economic Area (EEA) (as discussed below); and the Reserve Bank of Australia (RBA) regulates average permissible levels of interchange.
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

Privacy, Data Use, AI and Cybersecurity: Aspects of our operations or business are subject to increasingly complex and fragmented data-related regulations, including with respect to privacy, data use, AI and cybersecurity, which impact the way we collect, use and handle data, operate our products and services and even impact our ability to offer a product or service. In addition, legislatures and regulators globally are proposing new laws or regulations on these topics that could require Visa to adopt more restrictive data collection and processing practices; expand cybersecurity requirements; limit cross-border data flows; impact the adoption of advanced AI systems; and impose increased obligations on companies handling personal data.
Supervisory Oversight of the Payments Industry: Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the U.S., for example, the Federal Banking Agencies (FBA) (formerly known as the Federal Financial Institutions Examination Council) has supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FBA are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa may also be separately examined by the Consumer Financial Protection Bureau (CFPB) as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries/regions, including Canada, Europe, India, Ukraine and the UK (as discussed below), have recognized or designated Visa as a retail payment system under various types of financial stability regulations. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil and Hong Kong.
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
In the UK, Visa Europe is designated as a Recognized Payment System, bringing it within the scope of the Bank of England’s supervisory powers and subjecting it to various requirements, including on issues such as governance and risk management designed to maintain the stability of the UK’s financial system. Visa Europe is also regulated by the UK’s Payment Systems Regulator (PSR), which has wide-ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the UK, and ensuring payment systems take care of, and promote, the interests of service-users. The PSR recently established a supervisory team to specifically oversee payment system operators like Visa in the aforementioned areas. Post-Brexit, the UK has adopted various European regulations, including regulations that impact the payments ecosystem, such as the IFR and PSD2. The PSR is responsible for monitoring Visa Europe’s compliance with the IFR as adopted in the UK.
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
Additional Regulatory Developments: Various regulatory agencies across the world also continue to examine a wide variety of other issues, including mobile payment transactions, tokenization, access rights for non-financial institutions, money transfer services, identity theft, account management guidelines, disclosure rules, security and marketing that could affect our financial institution clients and our business. Furthermore, following the passage of PSD2 in Europe, several countries, including Australia, Brazil, Canada, Hong Kong and Mexico, are contemplating granting or have already granted various types of access rights to third-party processors, including access to consumer account data maintained by our financial institution clients. In October 2024, the CFPB in the United States issued a final rule on personal financial data rights that would provide consumers (and third parties authorized by consumers) with access to consumers’ financial data. These changes have the potential to change the competitive landscape, which would present new challenges and opportunities to our business.
AVAILABLE INFORMATION
Our corporate website is visa.com/ourbusiness. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to the U.S. Securities Exchange Act of 1934 can be viewed at sec.gov and our investor relations website at investor.visa.com as soon as reasonably practicable after these materials are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). In addition, we routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our corporate responsibility and sustainability initiatives is also available on our website at visa.com/crs. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the SEC.

ITEM 1A. Risk Factors
Regulatory Risks
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. See Item 1—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new rules or change existing rules; affect our existing contractual arrangements; increase our compliance costs; and require us to make our technology or intellectual property available to third parties, including competitors, in an undesirable manner. As discussed in more detail below, we may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing and localization requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use and protection, licensing requirements, and associated product technology. As a result, the Visa operating rules and our other contractual commitments may differ from country to country, state to state, or by products. Complying with these and other regulations increases our costs and operational complexity, and reduces our revenue opportunities.
If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our products, services, fees and other important aspects of our business to comply with the regulations. Our compliance programs and policies are designed to support our compliance with a wide array of regulations and laws, such as regulations regarding anti-money laundering, anti-corruption, competition, money transfer services, privacy, and sanctions, and we continually adjust our compliance programs as regulations evolve. However, we cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our global brands and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could negatively impact or reduce the number of Visa products our clients issue, the volume of payments we process, our net revenue, our brands, our competitive positioning, our ability to use our intellectual property to differentiate our products and services, the quality and types of products and services we offer, the countries in which our products are used, and the types of consumers and merchants who can obtain or accept our products, all of which could harm our business and financial results.
Increased scrutiny and regulation of the global payments industry, including with respect to interchange reimbursement fees, merchant discount rates, operating rules, risk management protocols and other related practices, could harm our business.
Regulators around the world have been establishing or increasing their authority to regulate various aspects of the payments industry. See Item 1—Government Regulation for more information. In the U.S. and many other jurisdictions, we have historically set default interchange reimbursement fees. Even though we generally do not receive any revenue related to interchange reimbursement fees in a payment transaction (in the context of credit and debit transactions, those fees are paid by the acquirers to the issuers; the reverse is true for certain transactions like ATM), interchange reimbursement fees are a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees, whether voluntarily or by mandate, can substantially affect our overall payments volumes and net revenue.
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules, and practices. For example:
•Regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. Additionally, the Dodd-Frank Act limits issuers’ and payment networks’ ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. In response to merchant requests, the Federal Reserve has recently taken actions to revisit its regulations that implement these aspects of the Dodd-Frank Act. For example, in October 2022, the Federal Reserve published a final rule effectively requiring issuers to ensure that at least two unaffiliated networks are available for routing CNP debit transactions by July 1, 2023. In October 2023, the Federal Reserve issued a proposal for comment which would further lower debit interchange rates, with a mechanism for automatic adjustment every two years. Separately, there continues to be interest in regulation of credit interchange fees and routing practices by members of Congress and state legislators in the U.S. In June 2023, legislation was reintroduced in the U.S. House of Representatives and Senate, which among other things, would require large issuing banks to offer a choice of at least two unaffiliated networks over which electronic credit transactions may be processed. Similar legislation was introduced in the previous Congress in 2022 but failed to advance. The current legislation has additional bipartisan support, and while the ultimate outcome of the legislation remains unclear, its sponsors continue to strongly advocate for its passage. Finally, some states in the U.S. have passed or are considering passing laws that regulate how interchange can be assessed. For example, in May 2024, Illinois passed a law that restricts the assessment of interchange on the state tax and gratuity portions of a transaction, and restricts financial institutions and payment networks, among others, from using payment transaction data for any purpose other than facilitating or processing a transaction. Such laws may also impose significant technical and compliance burdens on our business. In Europe, the EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within the EEA (30 basis points and 20 basis points, respectively). EU member states have the ability to further reduce these interchange levels within their territories. The European Commission has announced its intention to conduct another impact assessment of the IFR, which could result in even lower caps on interchange rates and the expansion of regulation to other types of products, services and fees.
•Several countries in Latin America continue to explore regulatory measures against payments networks and have either adopted or are exploring interchange caps, including Argentina, Brazil, Chile and Costa Rica. In Asia Pacific, the Reserve Bank of Australia (RBA) which already regulates interchange, continues to monitor issues related to the cost of acceptance, the potential merits of mandating merchant choice routing on dual network debit cards and competition in digital wallet payments. In 2022, the New Zealand Parliament passed legislation capping domestic interchange rates for debit and credit products, and the government remains focused on lowering costs of digital payments to businesses and consumers. Interchange is also regulated in certain countries in the Central and Eastern Europe, Middle East and Africa region, including the United Arab Emirates. Finally, many governments, including but not limited to governments in India, Costa Rica, and Turkey, are using regulation to further drive down MDR, which could negatively affect the economics of our transactions.
•While the focus of interchange and MDR regulation has primarily been on domestic rates historically, there are several examples of increasing focus on cross-border rates in recent years. For example, in 2019, we agreed to limit certain cross-border interchange rates in a settlement with the European Commission. That agreement has been extended through 2029. In 2020, Costa Rica became the first country to formally regulate cross-border interchange rates by regulation. Cross-border MDR is also regulated in Costa Rica and Turkey. In June 2022, the UK’s PSR initiated a market review focusing on post-Brexit increases in interchange rates for transactions between the UK and Europe.
•As referenced above, with increased lobbying by merchants and other industry participants, we are also beginning to see regulatory interest in network fees. For example, the UK’s PSR is conducting a market review into scheme and processing fees. In its interim report, the PSR indicated that it is reviewing possible remedies, any of which, if adopted, could impose additional complexity and burdens on our business in the UK. Other regulators, for example, in Australia, the EU, and Chile, have expressed an interest in network fees, including issues related to transparency. Finally, in 2024, the Greek Parliament limited acquirer fees for certain small ticket transactions in some merchant categories for a period of three years.
•In addition, industry participants in some countries, including Argentina, Colombia, the Dominican Republic, Paraguay, Peru and South Africa have sought intervention from competition regulators or filed claims relating to certain network rules, including Visa’s restrictions on cross-border acquiring. The Central Bank of Chile recently enacted regulation that will permit cross-border acquiring for CNP transactions under certain conditions. Other countries, like Brazil, have adopted regulations that require us to seek government pre-approval for certain of our network rules, which could also impact the way we operate in certain markets.
•Government regulations or pressure may also impact our rules and practices and require us to allow other payments networks to support Visa products or services, to have the other networks’ functionality or brand marks on our products, or to share our intellectual property with other networks. In addition, the EU’s requirement to separate scheme and processing adds costs and impacts the execution of our commercial, innovation and product strategies.
•We are also subject to central bank oversight in a growing number of countries, including Brazil, India, the UK and within the EU. In several jurisdictions, we have been designated as a “systemically important payment system.” Some countries with existing oversight frameworks are looking to further enhance their regulatory powers, while regulators in other jurisdictions are considering or adopting approaches based on these regulatory principles. For example, in October 2023, VisaNet was designated as a prominent payment system in Canada. These types of designations generally result in oversight of authorization, clearing and settlement activities, including policies, procedures and requirements related to governance, reporting, cybersecurity, processing infrastructure, capital, and/or credit risk management. We could also be required to adopt policies and practices designed to mitigate settlement and liquidity risks, including increased requirements to maintain sufficient levels of capital and financial resources locally, as well as localized risk management or governance. Increased oversight could also include new criteria for member participation and merchant access to our payment systems. Furthermore, as governments increase their focus on cybersecurity, parts of our business have become considered significant or critical infrastructure by certain central banks.
•As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. For instance, new products and capabilities, including tokenization, push payments, and new flows (e.g., Visa B2B Connect) could bring increased licensing or authorization requirements in the countries where the product or capability is offered. Furthermore, certain portions of our business are regulated as payment institutions or as money transmitters, subjecting us to various licensing, supervisory, and other requirements. As we continue to expand our capabilities and offerings in furtherance of our network of networks strategy, we will need to obtain new types of licenses. These licenses could result in increased supervisory and compliance obligations that are distinct from the obligations we are subject to in our capacity as a payment card network.
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
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. This may increase the attractiveness of other payments systems, such as our competitors’ closed-loop payments systems with direct connections to both merchants and consumers. We believe some issuers may react to such regulations by charging new or higher fees, or reducing certain benefits to consumers, which make our products less appealing to consumers. Some acquirers may elect to charge higher MDR regardless of the Visa interchange reimbursement rate, causing merchants not to accept our products or to steer customers to alternative payments systems or forms of payment. In addition, in an effort to reduce the expense of their payment programs, some issuers and acquirers have obtained, and may continue to obtain, incentives from us, including reductions in the fees that we charge, which directly impacts our net revenue.
Finally, policymakers and regulatory bodies in the U.S., Europe, and other parts of the world are exploring ways to reform existing competition laws to meet the needs of the digital economy, including restricting large technology companies from engaging in mergers and acquisitions, requiring them to interoperate with potential competitors, and prohibiting certain kinds of self-preferencing behaviors. While the focus of these efforts remains primarily on increasing regulation of large technology, ecommerce and social media companies, they could also have implications for other types of companies including payments networks, which could constrain our ability to effectively manage our business or potentially limit how we make our products and services available.

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
In China, UnionPay remains the predominant processor of domestic payment card transactions and operates the predominant domestic acceptance mark. Although we filed an application with the People’s Bank of China (PBOC) in May 2020 to operate a Bank Card Clearing Institution (BCCI) in China, the timing and the procedural steps for approval remain uncertain. There is no guarantee that the license to operate a BCCI will be approved or, if we obtain such license, that we will be able to successfully compete with domestic payments networks. Co-badging and co-residency regulations also pose additional challenges in markets where Visa competes with national networks for issuance and routing. Certain banks have issued dual-branded cards for which domestic transactions in China are processed by UnionPay and transactions outside of China are processed by Visa or other international payments networks. The PBOC is contemplating that dual-branded cards be phased out over time as new licenses are issued to international companies to participate in China’s domestic payments market. Accordingly, we have been working with Chinese issuers to issue Visa-only branded cards for international travel, and later for domestic transactions should we obtain a BCCI license. However, notwithstanding such efforts, the phase out of dual-branded cards has decreased our payment volumes and impacted the net revenue we generate in China.
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
Regulatory initiatives in India, including a data localization mandate implemented by the government, have cost implications for us and could affect our ability to effectively compete with domestic payments providers. Furthermore, any inability to meet the requirements of the data localization mandate could impact our ability to do business in India. In Europe, with the support of the European Central Bank, a group of European banks announced their intent to launch a pan-European payment system, the European Payments Initiative (EPI). While EPI subsequently announced a focus on account-to-account instant payments across a range of use cases, the purported motivation behind EPI is to reduce the risks of disintermediation of European providers by international technology companies and continued reliance on international payments networks for intra-Europe card transactions. Furthermore, regional groups of countries, such as the Gulf Cooperation Council (GCC) and a number of countries in Southeast Asia (e.g., Malaysia), have adopted or may consider, efforts to restrict our participation in the processing of regional transactions. The African Development Bank has also indicated an interest in supporting national payment systems in its efforts to expand financial inclusion and strengthen regional financial stability. Finally, some countries such as Nigeria and South Africa are mandating on-shore processing of domestic transactions. Geopolitical events, including sanctions, trade tensions or other types of activities have intensified these activities, which could adversely affect our business. For example, in the aftermath of U.S. and European sanctions against Russia and the decision by U.S. payments networks, including Visa, to suspend operations in the country, some countries have expressed concerns about their reliance on U.S. financial services companies, including payments networks, and have taken steps to bolster the development of domestic solutions. Separately, Russia has called for the BRICS countries (a five-country bloc made up of Brazil, Russia, India, China and South Africa, and which has recently expanded to include countries such as Egypt, Ethiopia, Iran, Saudi Arabia, and the United Arab Emirates), to lessen dependence on Western payments systems by, among other things, integrating payments systems and cards across member countries.
Central banks in a number of countries, including those in Argentina, Australia, Brazil, Canada, Europe, India, and Mexico, are in the process of developing or expanding national RTP networks and instant payment solutions with the goal of driving a greater number of domestic transactions onto these systems. In July 2023, the U.S.

Federal Reserve launched its FedNow Service with core clearing and settlement functionality, and expects to add more features and enhancements over time. Some countries are also exploring cross-border connectivity of their respective RTP systems. Finally, an increasing number of jurisdictions are exploring the concept of building central bank digital currencies for retail payments, such as the European Central Bank’s Digital Euro initiative. If successfully deployed, these national payment platforms and digital currencies could have significant implications for Visa’s domestic and cross-border payments, including potential disintermediation.
Due to our inability to manage the end-to-end processing of transactions for cards in certain countries (e.g., Thailand), we depend on our close working relationships with our clients or third-party service providers to ensure transactions involving our products are processed effectively. Our ability to do so may be adversely affected by regulatory requirements and policies pertaining to transaction routing or on-shore processing. In general, national laws that protect or otherwise support domestic providers or processing may increase our costs; decrease our payments volumes and impact the net revenue we generate in those countries; decrease the number of Visa products issued or processed; impede us from utilizing our global processing capabilities and controlling the quality of the services supporting our brands; restrict our activities; limit our growth and the ability to introduce new products, services and innovations; force us to leave countries or prevent us from entering new markets; and create new competitors, all of which could harm our business.
Laws and regulations regarding the handling of personal data, including laws and regulations related to privacy, cybersecurity and AI, may impede our services or result in increased costs, legal claims, or fines against us.
Our business relies on the processing of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, disposal and security of personal data continue to evolve, and we are subject to an increasing number of privacy, data protection, cybersecurity and AI requirements around the world. For example, our ongoing efforts to comply with complex U.S. state privacy and data protection regulations, and emerging international privacy and data protection laws, may increase the complexity of our compliance operations, entail substantial expenses, divert resources from other initiatives and projects, and limit the services we are able to offer. Additionally, privacy laws in other regions, such as China’s Personal Information Protection Law and India’s Personal Data Protection Act, may have extraterritorial application and include restrictions on cross-border data transfers, extensive notification and localization requirements, and substantial compliance and audit obligations. The global proliferation of new privacy and data protection laws may lead to inconsistent and conflicting requirements, which create an uncertain regulatory environment. Noncompliance could also result in regulatory penalties and significant legal liability. Enforcement actions and investigations by regulatory authorities into companies related to data security incidents and privacy violations are generally increasing. In Europe, data protection authorities continue to apply and enforce the General Data Protection Regulation (GDPR), imposing record setting fines.
We are also subject to a variety of laws and regulations governing the development, use, and deployment of AI technologies. These laws and regulations are still evolving, and there is no single global regulatory framework for AI. The market is still assessing how regulators may apply existing consumer protection and other laws in the context of AI. There is thus uncertainty on what new laws will look like and how existing laws will apply to our development, use, and deployment of AI. In the midst of this uncertainty, we may face challenges due to the complexity and rapidly changing nature of AI technology and applicable laws. Our use of AI and machine learning is subject to various risks at each stage of use. In the context of AI development, risks include those related to intellectual property considerations, the collection and use of personal information, third party risks, technical limitations of algorithms and the accuracy of training data, and compliance with emerging AI legal standards. In the context of use and deployment, risks include ethical and compliance considerations, and our ability to monitor and safely deploy AI systems throughout the organization with appropriate safeguards. The EU has adopted a comprehensive AI Act that applies harmonized rules across Europe with the aim of fostering innovation and respecting fundamental rights. The EU AI Act comes into force in stages with the key provisions related to high risk AI coming into force in August 2026. There is still limited guidance on the EU AI Act, but it could, depending on how provisions are interpreted and enforced, limit the ability to create and deploy AI systems for uses deemed high-risk in the EU or add increased compliance costs associated with these systems. Our development and implementation of governance frameworks for our AI and machine learning systems may not be successful in mitigating all of these emerging risks.
Further, as we develop integrated and personalized products and services and acquire new companies to meet the needs of a changing marketplace, we may expand our data profile through additional data types and sources, across multiple channels, and involving new partners. This potential expansion could amplify the impact of these various laws and regulations on our business. As a result, we are required to constantly monitor our privacy, data and cybersecurity practices and potentially change them when necessary or appropriate. We also may need to provide increased care in our data management, governance and quality practices, particularly as it relates to the use of data in products leveraging AI.
We may be subject to tax examinations or disputes, or changes in tax laws.
The application of tax laws requires significant judgment and can be subject to uncertainty and differing interpretations. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. We exercise significant judgment and make estimates that we believe to be reasonable in calculating our worldwide provision for income taxes and other tax liabilities. However, relevant tax authorities may disagree with our estimates, interpretations or tax treatment of certain material items. Failure to sustain our position in these matters could adversely affect our cash flows and financial position.
In addition, changes in existing laws in the U.S. or foreign jurisdictions, including unilateral actions of foreign jurisdictions to introduce digital services taxes, or changes resulting from the Organization for Economic Cooperation and Development’s proposals for modernizing the international tax system, including the introduction of a global minimum tax with widespread implementation by member countries expected by 2025, may also materially affect our effective tax rate and could increase our tax payments. Please see Item 7 and Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations.
We are involved in numerous litigation matters, investigations, and proceedings asserted by civil litigants, governments, and enforcement bodies investigating or alleging, among other things, violations of competition and antitrust law, consumer protection law, privacy law and intellectual property law (these are referred to as “actions” in this section). Details of the most significant actions we face are described more fully in Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. These actions are inherently uncertain, expensive and disruptive to our operations. In the event we are found liable or reach a settlement in any action, particularly in a large class action lawsuit, such as one involving an antitrust claim entitling the plaintiff to treble damages in the U.S., or we incur liability arising from a government investigation, we may be required to pay significant awards or judgments, settlements, costs or fines. In addition, settlement terms, judgments, orders, pressures or events in or resulting from actions have impacted and may continue to impact our business by creating uncertainty for our business or by influencing or requiring us to modify, among other things, the default interchange reimbursement rates we set, the Visa operating rules or the way in which we enforce those rules, our fees or pricing, or the way we do business. These actions or their outcomes may also influence regulators, investigators, governments or civil litigants in the same or other jurisdictions, which may lead to additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation brought against them, even if Visa is not a defendant.
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
The global payments space is intensely competitive. As technology evolves and consumer expectations change, new competitors or methods of payment emerge, and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic payments, virtual currency payments, global or multi-regional networks, other domestic and closed-loop payments systems, digital wallets and alternative payments providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, other emerging payment providers such as fintechs, other digital payments, technology companies that have developed payments systems enabled through online activity in ecommerce, social media, and mobile channels, other providers of new flows and value-added service offerings, as well as governments in a number of jurisdictions (e.g., Brazil and India) as discussed above, that are developing, supporting and/or operating national schemes, RTP networks and other payment platforms. For more information, please see Item 1—Competition above.
Our competitors may acquire, develop, or make better use of substantially better technology, have more widely adopted delivery channels, or have greater financial resources. They may offer more effective, innovative or a wider range of programs, products and services. They may use more effective advertising and marketing strategies that result in broader brand recognition and greater use, including with respect to issuance and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements. Moreover, even if we successfully adapt to technological change and the proliferation of alternative types of payment services by developing and offering our own services in these areas, such services may provide less favorable financial terms for us than we currently receive from VisaNet transactions, which could hurt our financial results and prospects.
Certain of our competitors operate with different business models, have different cost structures or participate in different market segments. Many of these competitors are also able to use existing payment networks without being subject to many of the associated costs. Moreover, these competitors also occupy various roles in the payments ecosystem that enable them to influence payment choice of other participants. Those business models may ultimately prove more successful or more adaptable to regulatory, technological and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit or otherwise hinder our ability to compete for transactions within certain countries and regions. Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternative payments systems like Alipay and WeChat Pay, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the Dodd-Frank Act, the IFR in Europe, or RTP initiatives by governments such as the U.S. Federal Reserve’s FedNow or the Central Bank of Brazil’s Pix system may provide competitors with increased opportunities to derive competitive advantages from these business models, and may create new competitors, including in some cases the government itself. Similarly, regulation in Europe under PSD2 and the IFR may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on competitors. In addition to the open banking provisions under PSD2, efforts to implement or facilitate open banking and open finance requirements are underway across a number of countries, including Australia, Brazil, Canada and the U.S., which could impose additional requirements on financial institutions or others regarding access to and use of financial data. We also run the risk of disintermediation due to factors such as emerging technologies and platforms, including mobile payments, alternative payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing transactions. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
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
•Many countries or regions are developing or promoting domestic networks, switches and RTP systems (e.g., U.S., Brazil, India and Europe) and in some countries the government itself owns and operates these RTP systems (e.g., Brazil). To the extent these governments mandate local banks and merchants to use and accept these systems for domestic or other transactions, prohibit international payments networks, like Visa, from participating on those systems, and/or impose restrictions or prohibitions on international payments networks from offering payment services on such transactions, we could face the risk of our business being disintermediated in those countries. For example, in some regions (Latin America, Southeast Asia and the Middle East), including through intergovernmental organizations such as the

Association of Southeast Asian Nations and the GCC, some countries are at varying stages of exploring or operationalizing the cross-border connectivity of such domestic systems. Similarly, India has expressed interest in expanding its digital public infrastructure, which includes its RTP system, Unified Payments Interface (UPI), outside the country and for cross-border payments. Currently, international payment networks like Visa are unable to participate in UPI.
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
Our net revenue and profits are dependent on our client and merchant base, which may be costly to win, retain and develop.
Our financial institution clients and merchants can reassess their commitments to us at any time or develop their own competitive services. While we have certain contractual protections, our clients, including some of our largest clients, generally have flexibility to issue non-Visa products. Further, in certain circumstances, our financial institution clients may decide to terminate our contractual relationship on relatively short notice without paying significant early termination fees. Because a significant portion of our net revenue is concentrated among our largest clients, the loss of business from any one of these larger clients could harm our business, results of operations and financial condition. For more information, please see Note 14—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8 of this report.
In addition, we face intense competitive pressure on the prices we charge our financial institution clients. In certain regions, we are increasingly facing competition from RTP networks, other payment facilitators offering lower pricing, and government involvement in domestic and cross-border payments. In order to stay competitive, we may need to adjust our pricing or offer incentives to our clients to grow payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing and other support payments that impact our net revenue and profitability. In addition, we offer incentives to certain merchants and acquirers to encourage them to route transactions to Visa. Pressures on pricing, incentives, fee discounts and rebates could moderate our growth. If we are not able to implement cost containment and productivity initiatives in other areas of our business or grow our volumes in other ways to offset or absorb the financial impact of these incentives, fee discounts and rebates, it may harm our net revenue and profits.
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
We rely in part on merchants and their relationships with our clients or their agents to maintain and expand the use and acceptance of Visa products. Certain merchants and merchant-affiliated groups have been exerting their influence in the global payments system in certain jurisdictions, such as the U.S., Australia, Canada and Europe, to attempt to lower acceptance costs paid by merchants to acquirers or their agents to accept payment products or services, by lobbying for new legislation, seeking regulatory intervention, filing lawsuits and in some cases, surcharging or refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses, issuers may decrease their issuance of our products, and consumer usage of our products could be adversely impacted. For example, in the U.S., certain stakeholders have raised concerns regarding how payment security standards and rules may impact debit routing choice and the cost of payment card acceptance. In addition to ongoing litigation related to the U.S. migration to EMV-capable cards and point-of-sale terminals, U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process and some policymakers have expressed concerns about the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in the development of payment card standards. Additionally, many merchants have advocated for lower acceptance costs in the form of reduced interchange rates, which could result in some issuers eliminating or reducing their promotion or use of Visa’s products and services, eliminating or reducing cardholder benefits such as rewards programs, or charging account holders increased or new fees for using Visa-branded products, all of which could negatively impact Visa’s transaction volumes and related revenue. Finally, some merchants and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers’ usage of our products and decrease our overall transaction volumes and net revenue, lead to regulatory enforcement and/or litigation that increases our compliance and litigation expenses, and ultimately harm our business.
We depend on relationships with financial institutions, acquirers, processors, merchants, payment facilitators, ecommerce platforms, fintechs and other third parties.
As noted above, our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For instance, we depend significantly on relationships with our financial institution clients and on their relationships with account holders and merchants to provide our products and services, and thereby compete effectively in the marketplace. We offer incentives to merchants, acquirers, ecommerce platforms and processors to encourage routing preference and acceptance growth. We also engage in many payment card co-branding efforts with merchants, who receive incentives from us. As emerging participants such as fintechs enter the payments industry, we engage in discussions to address the role they may play in the ecosystem, whether as, for example, an issuer, merchant, ecommerce platform or digital wallet provider. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships. In addition, we depend on our clients and third parties, including network partners, vendors and suppliers, to submit, facilitate and process transactions properly, provide various services associated with our payments network on our behalf, and otherwise adhere to our operating rules and applicable laws. As our clients expand their global footprint, their legal and regulatory obligations can become even more complex. From time to time, our relationships may be affected by actions of our clients and industry participants that may materially and adversely impact our business, products or services, and to the extent we or such parties fail to perform or deliver adequate services or comply with regulatory obligations, it may result in negative experiences for account holders or others when using their Visa-branded payment products, which could harm our business and reputation.
Our business could be harmed if we are not able to maintain and enhance our brand, if events occur that have the potential to damage our brand or reputation, or if we experience brand disintermediation.
Our brand is globally recognized and is a key asset of our business. We believe that our clients and their account holders associate our brand with acceptance, security, convenience, speed, and reliability. Our success depends in large part on our ability to maintain the value of our brand and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The popularity of products that we have developed in partnership with technology companies and financial institutions as well as government actions that mandate other networks to process Visa-branded card transactions may have the potential to cause brand disintermediation at the point of sale, in ecommerce and mobile channels, and decrease the presence of our brand. Our brand reputation may also be negatively impacted by a number of factors, including authorization, clearing and settlement service disruptions; data security breaches; compliance failures by Visa, including by our employees, agents, clients, partners or suppliers; failure to meet expectations of our clients, consumers, or other stakeholders; negative perception of our industry, the industries of our clients, Visa-accepting merchants, or our clients’ customers and agents, including third-party payments providers; ill-perceived actions or affiliations by clients, partners or other third parties, such as sponsorship or co-brand partners; and fraudulent, or illegal activities using our payment products or services, and which we may not always be in a position to detect and/or prevent from occurring over our network. Our brand could also be negatively impacted when our products are used to facilitate payment for legal, but controversial, products and services, including, adult content, cryptocurrencies, firearms, and gambling activities. Additionally, these risks could be exacerbated if our financial institution partners and/or merchants fail to maintain necessary controls to ensure the legality of these transactions, if any legal liability associated with such goods or services is extended to ancillary participants in the value chain like payments networks, or if our network and industry become entangled in political or social debates concerning such legal, but controversial, commerce. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, account holders, employees, prospective employees, governments and the public, as well as impact our business.
Global economic, political, market, health and social events or conditions may harm our business.
More than half of our net revenue is earned outside the U.S. In addition, international cross-border transaction revenue represents a significant part of our net revenue and is an important part of our growth strategy. Our net revenue is dependent on the volume and number of payment transactions made by consumers, governments, and businesses whose spending patterns may be affected by economic, political, market, health and social events or conditions. Adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions, inflation, rising interest rates, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, rising energy prices, or a slowdown of global trade, and reduced consumer, small business, government, and corporate spending, have a direct impact on our volumes, transactions and net revenue. Furthermore, in efforts to deal with adverse macroeconomic conditions, governments may introduce new or additional initiatives or requests to reduce or eliminate payment fees or other costs. In an overall soft global economy, such pricing measures could result in additional financial pressures on our business.
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
Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions, tariffs or trade restrictions, including restrictions on the cross-border flow of data, also limit the expansion of our business in certain regions and have resulted in us suspending our operations in other regions. During fiscal 2022, economic sanctions were imposed on Russia by the U.S., the EU, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. In March 2022, we suspended our operations in Russia and as a result, are no longer generating revenue from domestic and cross-border activities related to Russia. The war in Ukraine and any further actions by, or in response to such actions by, Russia or its allies could have lasting impacts on Ukraine as well as other regional and global economies, any or all of which could adversely affect our business. The ongoing military conflict in the Middle East, and any resulting conflicts in the region, could potentially have similar negative impacts.
A decline in economic, political, market, health and social conditions could impact our clients as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, and impact overall consumption by consumers and businesses, which would ultimately impact our net revenue. Our clients may implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced value-added services from us. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital.

Finally, as governments, investors and other stakeholders face additional pressures to accelerate actions to address climate change and other environmental, governance and social topics, governments are implementing regulations and investors and other stakeholders are imposing new expectations or focusing investments in ways that may cause significant shifts in disclosure, commerce and consumption behaviors that may have negative impacts on our business. As a result of any of these factors, any decline in cross-border travel and spend would impact our cross-border volumes, the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenue.
Our aspirations to address corporate responsibility and sustainability (CRS) matters and considerations could adversely affect our business and financial results or negatively impact our reputation.
We are subject to laws, regulations and other measures that govern a wide range of topics, including those that are related to matters beyond our core products and services, such as matters that touch upon sustainability, climate change, human capital, inclusion and diversity, and human rights. A wide range of stakeholders, including governments, customers, employees, and investors, are increasingly focused on and are developing expectations regarding these corporate responsibility matters. We have established CRS-related initiatives, adopted reporting frameworks, and announced several related goals. These goals may change from time to time, implementation of these goals may require considerable investments, and ultimately, we cannot guarantee that we will achieve them.
Our ability to achieve any CRS objectives is subject to numerous risks, many of which are outside of our control, including the evolving legal environment and regulatory requirements for the tracking and reporting of CRS standards or disclosures and the actions of suppliers, partners, and other third parties. Certain of our regulators have proposed or adopted, or may propose or adopt, rules or standards related to these matters that would apply to our business. New regulations have been enacted and/or are expected in several jurisdictions, including the EU’s Corporate Sustainability Reporting Directive, the SEC climate-related disclosures that could require disclosure of climate-related information and the State of California’s legislation requiring broad disclosure of greenhouse gas emissions and other climate-related information. Prevailing CRS standards and expectations may also reflect conflicting values or objectives, which can result in our practices being judged by standards that are continually evolving and are not always clear. From time to time, the methodologies for reporting our CRS data may be updated and previously reported data may be adjusted to reflect an improvement in the availability and quality of data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. Further, where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations.
Our stakeholders often hold differing views on our CRS-related goals and initiatives, which may result in negative attention in traditional and social media or a negative perception of our response to concerns regarding these matters. In addition, we also face potentially conflicting supervisory directives as certain U.S. regulatory and non-U.S. authorities have prioritized CRS-related issues while Congress and certain U.S. state governments have signaled pursuing potentially conflicting priorities. These circumstances, among others, may result in pressure from investors, unfavorable reputational impacts, including inaccurate perceptions or a misrepresentation of our actual CRS practices, diversion of management’s attention and resources, and proxy fights, among other material adverse impacts on our business. Any failure, or perceived failure, by us to adhere to our public statements, comply fully with developing interpretations of CRS laws and regulations, or meet evolving and varied stakeholder expectations and standards could negatively impact our business, reputation, financial condition, and operating results.
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
The global payments industry is undergoing significant and rapid technological change, including increased proliferation of mobile and other proximity and in-app payment technologies, ecommerce, tokenization, cryptocurrencies, distributed ledger and blockchain technologies, cloud-based encryption and authorization, and new authentication technologies such as biometrics, FIDO 2.0, 3D Secure 2.0 and dynamic cardholder verification values or dCVV2. As a result, we expect new services and technologies to continue to emerge and evolve, including those developed by Visa such as our new flows offerings. For example, generative AI solutions have emerged as an opportunity for Visa, its clients, suppliers, merchants, and partners to innovate more quickly and better serve consumers. Rapid adoption and novel uses of generative AI across the marketplace may also introduce unique and unpredictable security risks to our systems, information, and the payments ecosystem. In addition to our own initiatives and innovations, we work closely with third parties, including potential competitors, for the development of, and access to, new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. Moreover, some of the new technologies could be subject to intellectual property-related lawsuits or claims, potentially impacting our development efforts and/or requiring us to obtain licenses, implement design changes or discontinue our use. If we or our partners fail to adapt and keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, harm our business and impact our future growth.
A disruption, failure or breach of our networks or systems, including as a result of cyber incidents or attacks, could harm our business.
Our cybersecurity and processing systems, as well as those of financial institutions, merchants and third-party service providers, have experienced and may continue to experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, ransomware, malware or other destructive software, AI technologies by bad actors, internal design, manual or user errors, cyber attacks, terrorism, political tensions, war or other military conflicts, or civil unrest, security breaches of our physical premises, workplace violence or wrongdoing, catastrophic events, natural disasters, severe weather conditions and other effects from climate change. In addition, there is risk that third-party suppliers of hardware and infrastructure required to operate our data centers and support employee productivity could be impacted by supply chain disruptions, such as manufacturing, shipping delays, and service disruption due to cyber attacks. An extended supply chain or service disruption could also impact processing or delivery of technology services.
Furthermore, our visibility and role in the global payments industry also puts our company at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber activity. We have been, and may continue to be, impacted by attacks and data security breaches of financial institutions, merchants, and third-party service providers. We are also aware of instances where governments have directed or sponsored attacks against some of our financial institution clients, and other instances where merchants and issuers have encountered substantial data security breaches affecting their customers, some of whom were Visa account holders. Given the increase in online banking, ecommerce and other online activity, we continue to see increased cyber and payment fraud activity, as cybercriminals attempt phishing and social engineering scams, distributed denial of service attacks and other disruptive actions. Overall, such attacks and breaches have resulted, and may continue to result in, fraudulent activity and ultimately, financial losses to Visa’s financial institution clients, merchants or third-party service providers.
Numerous and evolving cybersecurity threats, including advanced and persistent cyber attacks, targeted attacks against our employees and trusted partners, insider threats, social engineering threats, such as phishing or deepfake schemes, including those using synthetic media, could compromise the confidentiality, availability and integrity of data in our systems, particularly on our internet-facing applications, or the systems of our third-party service providers. Because the tactics, techniques and procedures used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. For example, cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative AI are being used by threat actors to create sophisticated attacks that are increasingly automated, targeted, and more difficult to defend against. The security measures and procedures we, our financial institution and merchant clients, other merchants and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be implemented effectively, may differ in scope and complexity across different ecosystem participants, or may not be successful or sufficient to counter all data security breaches, cyber incidents and attacks or system failures. In some cases, the mitigation efforts may be dependent on third parties who may not follow the required contractual standards, who may not be able to timely patch vulnerabilities or fix security defects, or whose hardware, software or network services may be subject to error, defect, delay, outage or lack appropriate malware prevention to prevent breaches or data exfiltration incidents. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Despite our security measures and programs to protect our systems and data, and prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent all such threats.
In addition, as a global financial services company, Visa is increasingly subject to complex and varied cybersecurity regulations and cyber incident reporting requirements across numerous jurisdictions. With the often short timeframes required for cyber incident reporting, there is a risk that Visa or its third-party service providers will fail to meet the reporting deadlines for any given incident. It may take considerable time for us to investigate and evaluate the full impact of cyber incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the cyber incident to our clients, partners, and regulators, as well as to the public. In the event we are found to be out of compliance, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our reputation and brand.
Any of these events, individually or in the aggregate, could significantly disrupt our operations; result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary, sensitive and personal information (including account data information) or data security compromises; impact our clients and consumers; damage our reputation and brand; result in litigation or claims, violations of applicable privacy and other laws, and increased regulatory review or scrutiny, investigations, actions, fines or penalties; result in damages or changes to our business practices; decrease the overall use and acceptance of our products; decrease our volume, net revenue and future growth prospects; and be costly, time consuming and difficult to remedy. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets, and data through our business continuity program. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise.
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
•the data security, cybersecurity and operational resilience posture of our acquired entities, joint ventures or companies we invest in or partner with, may not be adequate and may be more susceptible to a system failure, service disruption or cyber incident or attack;
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
•the economic, political, regulatory and compliance risks associated with our acquisitions, joint ventures or strategic investments, including when entering into a new business or operating in new regions or countries. For more information on regulatory risks, please see Item 1—Government Regulation and Item 1A—Regulatory Risks above;
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
In addition, we may pursue additional strategic objectives, such as additional exchange offers, which can divert resources and management’s attention from our existing business and, if unsuccessful, may harm our business and reputation.
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
The market price of our class A common stock could fall as a result of many factors. The value of our class B-1, B-2 and C common stock and series A, B and C preferred stock is tied to the value of the class A common stock. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class

B-1 and B-2 common stock will become convertible into class A common stock. Under our Europe retrospective responsibility plan, Visa will continue to release value from the series B and series C preferred stock in stages based on developments in current and potential litigation. The series B and series C preferred stock will become fully convertible to series A preferred stock or class A common stock no later than 2028 (subject to a holdback to cover any pending claims). Conversion of our class B-1, B-2 and C common stock into class A common stock, or our series A, B and C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which would dilute the voting power of existing class A common stockholders. In addition, the sale of significant portions of converted class A common stock could adversely impact the market price of our existing class A common stock.
Holders of our class B-1, B-2 and C common stock and series A, B and C preferred stock may have different interests than our class A common stockholders concerning certain significant transactions.
Although their voting rights are limited, holders of our class B-1, B-2 and C common stock and, in certain specified circumstances, holders of our series A, B and C preferred stock, can vote on certain significant transactions. With respect to our class B-1, B-2 and C common stock, these transactions include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required under Delaware law. With respect to our series A, B and C preferred stock, voting rights are limited to proposed consolidations or mergers in which holders of the series A, B and C preferred stock would receive shares of stock or other equity securities with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock; or, in the case of series B and C preferred stock, holders would receive securities, cash or other property that is different from what our class A common stockholders would receive. Because the holders of classes of capital stock other than class A common stock are our current and former financial institution clients, they may have interests that diverge from our class A common stockholders. As a result, the holders of these classes of capital stock may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with interests of our class A common stockholders.
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
•the affirmative votes of the class B-1, B-2 and C common stock and series A, B and C preferred stock are required for certain types of consolidations or mergers;
•our stockholders may only take action during a stockholders’ meeting and may not act by written consent; and
•only our board of directors, Chair, or CEO or any stockholders who have owned continuously for at least one year not less than 15 percent of the voting power of all shares of class A common stock outstanding may call a special meeting of stockholders.

ITEM 1B.    Unresolved Staff Comments
Not applicable.
ITEM 1C.    Cybersecurity
Visa’s Approach to Cybersecurity
As a global company providing payment services to consumers and companies around the world, trust is an indispensable asset. A strong cybersecurity program is a key element to maintaining this trust. As a result, we consider cybersecurity risk one of our key enterprise risks and we assess, identify, and manage such risk as part of our overall enterprise risk management framework. See Item 1A for further discussion on our overall risk factors, including technology and cybersecurity risks.
Cybersecurity Program
Visa’s cybersecurity program has been established to identify, analyze, mitigate, monitor, and govern cybersecurity risk and was designed around widely accepted international standards, such as ISO 27002 and the Payment Card Industry Data Security Standards, as well as applicable legal and regulatory requirements. We implement our cybersecurity program primarily through our Key Controls, which define the requirements for the protection of Visa information and technology assets. All employees must complete annual training on our Key Controls and are required to comply with the requirements. Exceptions to the Key Controls must be approved by an established senior management working group, which is overseen by our Corporate Risk Committee (CRC), the management committee responsible for overseeing Visa’s cybersecurity program and other operational risks. The Key Controls are updated and reviewed annually by our Cybersecurity Governance, Risk and Compliance team and approved by management committees to ensure they continue to address evolving cybersecurity threats and associated legal and regulatory obligations.
As part of our overall business strategy, we have acquired a number of companies for which our full cybersecurity standards may not be appropriate. These designated entities may deliver products and services using systems which are not fully integrated with our standard technology platforms or hosted in our data centers. We have established a separate set of Key Controls for designated entities appropriate to their size and operations that are designed around the same widely accepted international standards noted above, but tailored to the operational reality and business needs of these entities. Regular reporting of our acquired entities’ cybersecurity program is provided to our Chief Information Security Officer (CISO), President of Technology, management committees and the board of directors. For additional information about our structural and organizational risks, see Item 1A of this report.
Incident Response Plans
Visa’s global cyber security incident response team provides monitoring of Visa networks and digital assets across three cyber fusion centers in the U.S., United Kingdom, and Singapore. In addition, Visa’s threat intelligence and research teams monitor commercial and government intelligence sources for new and emerging threats. Our cybersecurity awareness team regularly publishes and shares information with Visa employees on emerging threats, such as deepfake and generative AI-powered social engineering schemes.
To address significant cybersecurity incidents and other crisis events, we maintain a business incident response plan, which identifies key stakeholders, defines escalation processes, and sets the thresholds above which our cybersecurity, legal, and crisis management teams will inform management’s Executive and Disclosure Committees as well as when the CEO and his designee will inform the board of directors of an incident. For cybersecurity incidents below these crisis thresholds, we maintain subordinate incident response plans and standard operating procedures used by our security incident response team. Like many companies, we, and some third parties on which we rely periodically experience cybersecurity incidents. However, as of September 30, 2024, we were not aware of any direct or third-party cybersecurity incidents in the past three fiscal years that have materially affected our business strategy, results of operations, or financial condition.
Internal and External Testing
We proactively manage our cybersecurity risk by continually seeking to identify and mitigate potential cybersecurity threats to and vulnerabilities in our information and technology assets, with both internal and external assessments, as appropriate. For example, public-facing technology assets are subject to both internal security assessments and external security researcher testing under our vulnerability disclosure and bug bounty programs. Identified threats and vulnerabilities are required to be remediated within stringent timelines, for which compliance and exceptions are tracked in reporting to management and the board of directors.
As further discussed in our risk factors in Item IA of this report, our cybersecurity policies and controls may not be implemented or followed appropriately to mitigate all of our risks. We employ three lines of defense designed to address this risk. The first line of defense consists of the technology teams who develop, build, and deploy our products and services. These teams are trained on and accountable for following our Key Controls. The second line of defense includes separate internal security and risk teams that conduct security assessments of our networks and products, overseeing the remediation of any findings. Finally, our independent internal audit function operates as the third line of defense, assessing the effectiveness of our policies and controls and implementation thereof. We are also subject to regular, detailed examinations by financial regulators and external auditors which often contain a significant cybersecurity component.
Third-party Risk Management
We also apply this same overall framework to our oversight and management of cybersecurity risk from service providers, vendors, suppliers, and other third parties. Our policies require due diligence on our service providers, vendors and suppliers prior to engagement and impose audit rights in our contracts in order to identify cybersecurity risks associated with third-party relationships, proportionate to the inherent risk associated with the products and services provided and the criticality and sensitivity of our information and technology assets to which the third party may have access. As noted in our risk factors in Item IA of this report, our third-party risk management framework may not be implemented effectively or may not be successful or sufficient to mitigate all of our risks. When we become aware that a service provider, vendor, supplier, or other third party has experienced any compromise or failure in the cybersecurity infrastructure owned or controlled by such third party, we may attempt to mitigate our risk, including by terminating such third party’s connection to our information and technology assets where appropriate.
Management’s Role and Responsibilities
Our CISO is responsible for day-to-day management and oversight of our information security program and leads our cybersecurity organization, which comprises approximately 1,000 professionals globally as of September 30, 2024. Our CISO and President of Technology receive regular reports from our cybersecurity personnel in connection with monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO reports directly to our President of Technology and provides quarterly reports on our cybersecurity performance to the CRC.
Our current CISO has over 30 years of industry experience leading enterprise cybersecurity teams and enabling secure and scalable ecommerce and payment platforms at multiple Fortune 500 companies. Since joining Visa in November 2015, he has been a core part of building Visa's Zero Trust Architecture and advancing VisaNet's cybersecurity defense capabilities. Our current President of Technology joined Visa in November 2013 and has over 30 years of experience in leading the development and deployment of commerce and transaction technologies, which includes overseeing cybersecurity risk and transformational technology initiatives. At Visa, our President of Technology is responsible for the Company’s technology innovation and investment strategy, product engineering, cybersecurity, global IT, and operations infrastructure, and for accelerating the integration of engineering and product teams.
Board Governance
Visa’s board of directors exercises oversight and control of Visa’s overall enterprise risk management framework and delegates oversight and control of Visa’s cybersecurity program to our audit and risk committee (ARC), which is responsible for ensuring that management has risk-based processes in place designed to assess, identify, and manage cybersecurity risks to which Visa is exposed. As noted in Item 1A, however, these processes may not be sufficient to mitigate all cybersecurity risks. Our CISO provides an update on our cybersecurity program to the ARC twice per year and to the full board of directors annually. The updates to the ARC and the full board of directors provide an overview of our cybersecurity performance, progress against goals, cybersecurity threat landscape, and other relevant developments.

ITEM 2.    Properties
As of September 30, 2024, we owned or leased 135 office locations in 83 countries around the world, including four data centers located in the U.S., the United Kingdom and Singapore. Our corporate headquarters are located in owned and leased premises in the San Francisco Bay Area.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol V. As of November 6, 2024, we had 319 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by brokers and other financial institutions on behalf of our stockholders. There is currently no established public trading market for our class B-1, B-2 or C common stock. As of November 6, 2024, there were 657, 215 and 353 holders of record of our class B-1, B-2 and C common stock, respectively.
On October 29, 2024, our board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis) payable on December 2, 2024, to holders of record as of November 12, 2024.
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
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Purchase Price per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
July 1 - 31, 2024	11	$267.70	11	$15,965
August 1 - 31, 2024	6	$266.17	6	$14,438
September 1 - 30, 2024	5	$283.54	5	$13,075
Total	22	$270.85	22
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
This section of the report generally discusses fiscal 2024 compared to fiscal 2023. Discussions of fiscal 2023 compared to fiscal 2022 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the U.S. Securities and Exchange Commission.
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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	For the Years Ended September 30,			% Change(1)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions, except percentages and per share data)
Net revenue	$35,926	$32,653	$29,310	10%	11%
Operating expenses	$12,331	$11,653	$10,497	6%	11%
Net income	$19,743	$17,273	$14,957	14%	15%
Diluted earnings per share	$9.73	$8.28	$7.00	17%	18%

Non-GAAP operating expenses(2)	$11,609	$10,481	$9,387	11%	12%
Non-GAAP net income(2)	$20,389	$18,280	$16,034	12%	14%
Non-GAAP diluted earnings per share(2)	$10.05	$8.77	$7.50	15%	17%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights for fiscal 2024. Net revenue increased 10% over the prior year, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. Exchange rate movements did not have a material impact on net revenue growth.
GAAP operating expenses increased 6% over the prior year, primarily driven by higher expenses related to personnel, general and administrative and marketing expenses, partially offset by lower litigation provision. See Results of Operations—Operating Expenses below for further discussion. Non-GAAP operating expenses increased 11% over the prior year, primarily driven by higher expenses related to personnel, general and administrative and marketing expenses.
Interchange multidistrict litigation. During fiscal 2024, we recorded additional accruals of $140 million to address claims associated with the interchange multidistrict litigation. We also made deposits of $1.5 billion into the U.S. litigation escrow account. The additional accruals related to the interchange multidistrict litigation could be higher or lower than deposits made into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.

Acquisitions. In September 2024, we entered into a definitive agreement to acquire Featurespace Limited (Featurespace), a developer of real-time artificial intelligence payments protection technology that prevents and mitigates payments fraud and financial crime risks. This acquisition is subject to customary closing conditions, including applicable regulatory approvals. In January 2024, we acquired Pismo Holdings, a global cloud-native issuer processing and core banking platform, for a purchase consideration of $929 million. See Note 2—Acquisitions to our consolidated financial statements included in Item 8 of this report.
Release of preferred stock. In July 2024, we released $2.7 billion of the as-converted value from our series B and C preferred stock and issued 99,264 shares of series A preferred stock in connection with the eighth anniversary of the Visa Europe acquisition. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Class B-1 common stock exchange offer. In May 2024, we accepted 241 million shares of class B-1 common stock tendered in the exchange offer. In exchange, we issued approximately 120 million shares of class B-2 common stock and 48 million shares of class C common stock. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Visa may, but is under no obligation to, conduct a successive exchange offer if (i) one year has passed since the initial exchange offer for the next preceding class of class B common stock; and (ii) if the estimated interchange reimbursement fees at issue in unresolved claims for damages in the U.S. covered litigation have been reduced by 50% or more since the consummation of the prior exchange offer (or in the case of the first successive exchange offer, since October 1, 2023), as determined by Visa. The estimated interchange reimbursement fees at issue in unresolved claims for damages in the U.S. covered litigation were $49.6 billion as of October 1, 2023 and as of October 1, 2024, were approximately $48.4 billion(1).
Common stock repurchases. During fiscal 2024, we repurchased 64 million shares of our class A common stock in the open market for $17.0 billion. As of September 30, 2024, our share repurchase program had remaining authorized funds of $13.1 billion. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
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
•Acquisition-related costs. Acquisition-related costs consist primarily of one-time transaction and integration costs associated with our business combinations. These costs include professional fees, technology integration fees, restructuring activities and other direct costs related to the purchase and integration of acquired entities. These costs also include retention equity and deferred compensation when they are agreed upon as part of the purchase price of the transaction but are required to be recognized as expense
(1) These figures are estimated and approximated. These estimates do not include claims in certain purported indirect purchaser class actions or any claims of merchants serviced by opt-outs that are payment processors and facilitators. The interchange at issue for unresolved claims will continue to increase. See U.S. Covered Litigation in Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report for more information on the Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions.

post-combination. We have excluded these amounts as the expenses are recognized for a limited duration and do not reflect the underlying performance of our business.
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. During fiscal 2024, 2023 and 2022, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 and class B-2 common stock ultimately convert into shares of class A common stock. During fiscal 2024, basic and diluted earnings per class A common stock was unchanged, as a result of the downward adjustments of the class B-1 and B-2 common stock conversion rates during the period. During fiscal 2023 and fiscal 2022, basic earnings per class A common stock was unchanged and increased $0.01, respectively, and diluted earnings per class A common stock was unchanged in both fiscal years, as a result of the downward adjustments of the class B-1 common stock conversion rate during the periods. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
•Lease consolidation costs. During fiscal 2024, we recorded a charge within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded these amounts as they do not reflect the underlying performance of our business.
•Indirect taxes. During fiscal 2024, as a result of the resolution of an audit, we recognized a benefit within general and administrative expense related to the release of the reserve previously recognized in fiscal 2021. This one-time benefit is not representative of our ongoing operations.
•Charitable contribution. During fiscal 2024, we donated investment securities to the Visa Foundation and recognized a non-cash general and administrative expense. We have excluded this amount as it does not reflect the underlying performance of our business.
•Russia-Ukraine charges. During fiscal 2022, we recorded a loss within general and administrative expense from the deconsolidation of our Russian subsidiary and also incurred charges in personnel expense as a result of steps taken to support our employees in Russia and Ukraine. We have excluded these amounts as they are one-time charges and do not reflect the underlying performance of our business.

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

	For the Year Ended September 30, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$12,331	$321	$4,173	17.4%	$19,743	$9.73
(Gains) losses on equity investments, net	—	94	12		82	0.04
Amortization of acquired intangible assets	(178)	—	43		135	0.07
Acquisition-related costs	(104)	—	8		96	0.05
Litigation provision	(434)	—	97		337	0.17
Lease consolidation costs	(57)	—	13		44	0.02
Indirect taxes	118	—	(29)		(89)	(0.04)
Charitable contribution	(67)	—	26		41	0.02
Non-GAAP	$11,609	$415	$4,343	17.6%	$20,389	$10.05

	For the Year Ended September 30, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$11,653	$37	$3,764	17.9%	$17,273	$8.28
(Gains) losses on equity investments, net	—	104	23		81	0.04
Amortization of acquired intangible assets	(176)	—	38		138	0.07
Acquisition-related costs	(90)	—	7		83	0.04
Litigation provision	(906)	—	201		705	0.34
Non-GAAP	$10,481	$141	$4,033	18.1%	$18,280	$8.77

	For the Year Ended September 30, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$10,497	$(677)	$3,179	17.5%	$14,957	$7.00
(Gains) losses on equity investments, net	—	264	67		197	0.09
Amortization of acquired intangible assets	(120)	—	26		94	0.04
Acquisition-related costs	(69)	—	9		60	0.03
Litigation provision	(861)	—	191		670	0.31
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$9,387	$(413)	$3,476	17.8%	$16,034	$7.50
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
The following tables present nominal payments and cash volume:

	U.S.			International			Visa
	Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)
	2024	2023	% Change(2)	2024	2023	% Change(2)	2024	2023	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$2,355	$2,230	6%	$2,959	$2,810	5%	$5,314	$5,040	5%
Consumer debit(3)	2,990	2,826	6%	3,026	2,680	13%	6,016	5,506	9%
Commercial(4)	1,042	988	5%	612	553	11%	1,654	1,540	7%
Total nominal payments volume(2)	$6,387	$6,044	6%	$6,597	$6,042	9%	$12,984	$12,087	7%
Cash volume(5)	604	610	(1%)	1,893	1,844	3%	2,496	2,454	2%
Total nominal volume(2),(6)	$6,991	$6,654	5%	$8,489	$7,886	8%	$15,480	$14,541	6%

	U.S.			International			Visa
	Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)			Twelve Months Ended June 30,(1)
	2023	2022	% Change(2)	2023	2022	% Change(2)	2023	2022	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$2,230	$2,047	9%	$2,810	$2,694	4%	$5,040	$4,741	6%
Consumer debit(3)	2,826	2,622	8%	2,680	2,727	(2%)	5,506	5,349	3%
Commercial(4)	988	879	12%	553	500	11%	1,540	1,379	12%
Total nominal payments volume(2)	$6,044	$5,548	9%	$6,042	$5,921	2%	$12,087	$11,469	5%
Cash volume(5)	610	631	(3%)	1,844	1,927	(4%)	2,454	2,558	(4%)
Total nominal volume(2),(6)	$6,654	$6,179	8%	$7,886	$7,847	—%	$14,541	$14,026	4%
The following table presents the change in nominal and constant payments and cash volume:

	International				Visa
	Twelve Months Ended June 30, 2024 vs. 2023(1),(2)		Twelve Months Ended June 30, 2023 vs. 2022(1),(2)		Twelve Months Ended June 30, 2024 vs. 2023(1),(2)		Twelve Months Ended June 30, 2023 vs. 2022(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	5%	9%	4%	12%	5%	7%	6%	10%
Consumer debit growth(3)	13%	12%	(2%)	3%	9%	9%	3%	6%
Commercial growth(4)	11%	13%	11%	19%	7%	8%	12%	15%
Total payments volume growth	9%	11%	2%	8%	7%	8%	5%	9%
Cash volume growth(5)	3%	4%	(4%)	—%	2%	2%	(4%)	(1%)
Total volume growth	8%	9%	—%	6%	6%	7%	4%	7%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the twelve months ended September 30, 2024, 2023 and 2022, was based on nominal payments volume reported by our financial institution clients for the twelve months ended June 30, 2024, 2023 and 2022, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	For the Years Ended September 30,			% Change(1)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions, except percentages)
Visa processed transactions	233,758	212,579	192,530	10%	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

Results of Operations
Net Revenue
Our net revenue is primarily generated from payments volume on Visa products for purchased goods and services, as well as the number of transactions processed on our network. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report for further discussion on the components of our net revenue.
The following table presents our net revenue earned in the U.S. and internationally:

	For the Years Ended September 30,			% Change(1)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions, except percentages)
U.S.	$14,780	$14,138	$12,851	5%	10%
International	21,146	18,515	16,459	14%	12%
Net revenue	$35,926	$32,653	$29,310	10%	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased in fiscal 2024 over the prior year primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. In fiscal 2024, exchange rate movements did not have a material impact on net revenue growth.
The following table presents the components of our net revenue:

	For the Years Ended September 30,			% Change(1)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions, except percentages)
Service revenue	$16,114	$14,826	$13,361	9%	11%
Data processing revenue	17,714	16,007	14,438	11%	11%
International transaction revenue	12,665	11,638	9,815	9%	19%
Other revenue	3,197	2,479	1,991	29%	24%
Client incentives	(13,764)	(12,297)	(10,295)	12%	19%
Net revenue	$35,926	$32,653	$29,310	10%	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased in fiscal 2024 over the prior year primarily due to 7% growth in nominal payments volume.
•Data processing revenue increased in fiscal 2024 over the prior year primarily due to 10% growth in processed transactions.
•International transaction revenue increased in fiscal 2024 over the prior year primarily due to growth in nominal cross-border volume of 14%, excluding transactions within Europe, partially offset by lower volatility of a broad range of currencies.
•Other revenue increased in fiscal 2024 over the prior year primarily due to growth in marketing and consulting services and select pricing modifications.
•Client incentives increased in fiscal 2024 over the prior year primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
Our operating expenses consist of the following:
•Personnel expenses include salaries, employee benefits, incentive compensation and share-based compensation.
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
The following table presents the components of our total operating expenses:

	For the Years Ended September 30,			% Change(1)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions, except percentages)
Personnel	$6,264	$5,831	$4,990	7%	17%
Marketing	1,560	1,341	1,336	16%	—%
Network and processing	778	736	743	6%	(1%)
Professional fees	635	545	505	17%	8%
Depreciation and amortization	1,034	943	861	10%	9%
General and administrative	1,598	1,330	1,194	20%	11%
Litigation provision	462	927	868	(50%)	7%
Total operating expenses	$12,331	$11,653	$10,497	6%	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased in fiscal 2024 over the prior year primarily due to higher number of employees and compensation, reflecting our strategy to invest in future growth, including acquisitions.
•Marketing increased in fiscal 2024 over the prior year due to higher spending in various campaigns, including for client marketing and the Olympic and Paralympic Games Paris 2024.
•Professional Fees increased in fiscal 2024 over the prior year primarily due to higher consulting and advisory fees.
•Depreciation and amortization expenses increased in fiscal 2024 over the prior year primarily due to additional depreciation and amortization from our on-going investments and acquisitions.

•General and administrative expenses increased in fiscal 2024 over the prior year due to higher usage of travel related card benefits, a charitable contribution to the Visa Foundation and lease consolidation costs in the current year, higher indirect taxes and higher unfavorable foreign currency fluctuations, partially offset by the release of the reserve on indirect taxes previously recognized in fiscal 2021.
•Litigation provision decreased in fiscal 2024 over the prior year primarily due to lower accruals related to the U.S. covered litigation, partially offset by higher accruals related to uncovered litigation. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest expense related to borrowings, gains and losses on investments and derivative instruments as well as interest expense related to taxes.
The following table presents the components of our non-operating income (expense):

	For the Years Ended September 30,			% Change(1)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions, except percentages)
Interest expense	$(641)	$(644)	$(538)	—%	20%
Investment income (expense) and other	962	681	(139)	41%	592%
Total non-operating income (expense)	$321	$37	$(677)	769%	105%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense was approximately flat in fiscal 2024 over the prior year primarily due to higher interest benefit related to taxes and lower interest expense related to lower outstanding debt, offset by higher losses from derivative instruments. See Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
•Investment income (expense) and other increased in fiscal 2024 over the prior year primarily due to higher interest income on our cash and investments and lower losses on our equity investments. See Note 6—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8 of this report.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	For the Years Ended September 30,
	2024	2023	2022
Effective income tax rate	17%	18%	18%
The effective income tax rate in fiscal 2024 differs from the effective tax rate in fiscal 2023 primarily due to a tax position taken across jurisdictions, as well as the following:
•during fiscal 2024, a $223 million tax benefit as a result of the conclusion of audits; and
•during fiscal 2023, a $142 million tax benefit due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
During fiscal 2024, the Organization for Economic Cooperation and Development (OECD) published administrative guidance around the implementation of a 15% global minimum tax (Pillar Two). Various OECD member countries have either enacted or are in the process of enacting Pillar Two legislation, which will apply to Visa beginning in fiscal 2025. While we do not expect a material tax impact in fiscal 2025, we are monitoring developments and evaluating the potential impact of Pillar Two on future years.

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
Cash Flow Data
The following table summarizes our cash flow activity:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
Total cash provided by (used in):
Operating activities	$19,950	$20,755	$18,849
Investing activities	$(1,926)	$(2,006)	$(4,288)
Financing activities	$(20,633)	$(17,772)	$(12,696)
Operating activities. Cash provided by operating activities in fiscal 2024 was lower than the prior fiscal year primarily due to higher incentive payments and higher cash paid for taxes due to the timing of payments, partially offset by continued growth in our underlying business.
Investing activities. Cash used in investing activities in fiscal 2024 was lower than the prior fiscal year primarily due to higher proceeds from maturities and sales, net of purchases, of investment securities, partially offset by cash paid for acquisitions and the absence of cash received from the settlement of net investment hedge derivative instruments.
Financing activities. Cash used in financing activities in fiscal 2024 was higher than the prior fiscal year primarily due to higher share repurchases and higher dividends paid, partially offset by the absence of the principal debt payment upon maturity of our December 2022 senior notes.
Sources of Liquidity
Cash, cash equivalents and investments. As of September 30, 2024, our cash and cash equivalents balance was $12.0 billion and our available-for-sale debt securities was $5.4 billion. Our investment portfolio is designed to invest cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio consists of debt securities issued by the U.S. Treasury and U.S. government-sponsored agencies. $3.0 billion of the investments are classified as current and are available to meet short-term liquidity needs. The remaining non-current investments have stated maturities of more than one year from the balance sheet date; however, they are also generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. As of September 30, 2024, we had no outstanding obligations under the program. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Credit facility. We have an unsecured revolving credit facility, which is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. As of September 30, 2024, there were no amounts outstanding under the credit facility. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
U.S. Litigation escrow account. Pursuant to the terms of the U.S. retrospective responsibility plan, which was created to insulate Visa and our class A common stockholders from financial liability for certain litigation cases, we maintain a U.S. litigation escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be payable. As these funds are restricted for the sole purpose of making payments related to the U.S. covered litigation matters, we do not rely on them for other operational needs. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2024, we were not required to fund settlement-related working capital. As of September 30, 2024, we held $11.2 billion of our total available liquidity to fund daily settlement in the event one or more of our financial institution clients are unable to settle, with the remaining liquidity available to support our working capital and other liquidity needs. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
Litigation. Judgments in and settlements of litigation or other fines imposed in investigations and proceedings could give rise to future liquidity needs. During fiscal 2024, we deposited $1.5 billion into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of September 30, 2024 was $3.1 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Common stock repurchases. During fiscal 2024, we repurchased shares of our class A common stock in the open market for $17.0 billion. As of September 30, 2024, our share repurchase program had remaining authorized funds of $13.1 billion. Share repurchases will be executed at prices we deem appropriate subject to various factors, including market conditions and our financial performance, and may be effected through accelerated share repurchase programs, open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Dividends. During fiscal 2024, we declared and paid $4.2 billion in dividends to holders of our common and preferred stock. On October 29, 2024, our board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Acquisitions. In September 2024, we entered into a definitive agreement to acquire Featurespace. This acquisition is subject to customary closing conditions, including applicable regulatory approvals. In January 2024, we acquired Pismo for a purchase consideration of $929 million. See Note 2—Acquisitions to our consolidated financial statements included in Item 8 of this report.
Senior notes. As of September 30, 2024, we had an outstanding aggregate principal amount relating to our senior notes of $21.1 billion. Since the issuance of the $500 million green bond as part of our commitment to environmental sustainability and a sustainable payments ecosystem, we have allocated all proceeds to eligible green projects. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Client incentives. As of September 30, 2024, we had short-term and long-term liabilities recorded on the consolidated balance sheet related to these agreements of $9.1 billion and $0.2 billion, respectively.
Uncertain tax positions. As of September 30, 2024, we had long-term liabilities for uncertain tax positions of $1.3 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.

Purchase obligations. As of September 30, 2024, we had short-term and long-term obligations of $2.0 billion and $0.9 billion, respectively, related to agreements to purchase goods and services that specify significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent. For future obligations related to software licenses, see Note 18—Commitments to our consolidated financial statements included in Item 8 of this report.
Leases. For future lease payments related to leases that have commenced and are recognized in the consolidated balance sheet, see Note 9—Leases to our consolidated financial statements included in Item 8 of this report.
Tax Cuts and Jobs Act. As of September 30, 2024, we had short-term and long-term obligations of $217 million and $209 million, respectively, related to the estimated transition tax, net of foreign tax credit carryovers, on certain foreign earnings of non-U.S. subsidiaries recognized during fiscal 2018.
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
In November 2024, the FASB issued ASU 2024-03, which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for our annual periods beginning October 1, 2027, and requires either prospective or retrospective application. We are currently evaluating the impact of the ASU on our disclosures.
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

Revenue Recognition—Client Incentives
Critical estimates. We enter into long-term incentive agreements with financial institution clients, merchants and other business partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, encouraging merchant acceptance and use of Visa payment services and driving innovation. These incentives are primarily accounted for as reductions to net revenue; however, if a separate identifiable benefit at fair value can be established, they are accounted for as operating expenses. Incentives are recognized systematically and rationally based on management’s estimate of each client’s performance. These estimates are regularly reviewed and adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
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
Assumptions and judgment. We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether a loss is reasonably estimable. Our judgments are inherently subjective and based on a number of factors, including management’s understanding of the legal or regulatory profile and the specifics of each proceeding, our history with similar matters, advice of internal and external legal counsel and management’s best estimate of incurred loss. As additional information becomes available, we reassess the potential loss related to pending claims and may revise our estimates.
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
Income Taxes
Critical estimates. The determination of our provision for income taxes and income tax assets and liabilities requires significant judgment, the use of estimates and the interpretation and application of accounting principles and tax laws.

Assumptions and judgment. We have various tax filing positions with regard to the timing and amount of income, including the allocation of income among various tax jurisdictions, deductions and credits, based on our interpretation of tax laws. We record a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We also inventory, evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and record liabilities for the amount of such positions that in our judgement may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. Our assessment may change based on various factors including changes in facts or circumstances, changes in tax law, and audit activity.
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
Foreign Currency Exchange Rate Risk
We are exposed to risks from foreign currency exchange rate fluctuations that are primarily related to changes in the functional currency value of receipts and payments related to foreign currency-denominated transactions. We manage these risks by entering into foreign currency forward contracts that hedge exposures of the variability in the functional currency equivalent of anticipated non-functional currency denominated cash flows. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.
As of September 30, 2024 and 2023, the effect of a hypothetical 10% weakening in the value of the functional currencies is estimated to create an additional fair value loss of approximately $329 million and $236 million, respectively, on our outstanding foreign currency forward contracts. The loss from this hypothetical weakening would be largely offset by a corresponding gain on our cash flows from foreign currency-denominated revenue and payments. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
We are further exposed to foreign currency exchange rate risk related to translation as the functional currency of Visa Europe is the Euro. Translation from the Euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. A hypothetical 10% change in the Euro against the U.S. dollar compared to the exchange rate as of September 30, 2024 and 2023 would result in a foreign currency translation adjustment of $2.1 billion and $1.9 billion, respectively.
We designated our Euro-denominated senior notes as a net investment hedge against a portion of the foreign exchange rate exposure from our net investment in Visa Europe. Foreign currency translation adjustments resulting from the Euro-denominated senior notes partially offset the foreign currency translation adjustments resulting from our net investment in Visa Europe. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
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
Interest Rate Risk
Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As of September 30, 2024 and 2023, a hypothetical 100 basis point increase in interest rates did not have a material impact on the fair value of our investment securities. Any realized losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. Historically, we have been able to hold investments until maturity.
We have interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allow us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into U.S. dollar and Euro-denominated floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. As of September 30, 2024 and 2023, a hypothetical 100 basis point increase in interest rates did not have a material impact on the interest expense for each fiscal year. See Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
Equity Investment Risk
Our equity investments are held in both marketable and non-marketable equity securities. The marketable equity securities are investments in publicly traded companies and the non-marketable equity securities include investments in privately held companies. As of September 30, 2024 and 2023, the carrying value of our marketable equity securities was $63 million and $163 million, respectively, and the carrying value of our non-marketable equity securities was $1.4 billion for each fiscal year. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. A decline in financial condition or operating results of these investments could result in a loss of all or a substantial part of our carrying value in these companies. We regularly review our non-marketable equity securities for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

ITEM 8.    Financial Statements and Supplementary Data
VISA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the litigation accrual for class members opting out of the Damages Class settlement in the Interchange Multidistrict Litigation (MDL)
As discussed in Notes 5 and 20 to the consolidated financial statements, the Company is party to various legal proceedings, including the Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions, and has recorded a litigation accrual of $1,537 million as of September 30, 2024, of which the substantial majority of that accrual relates to Individual Merchant Actions. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and estimate the amount of such loss, if any. The outcome of legal proceedings to which the Company is a party is not within the complete control of the Company and may not be known for prolonged periods of time.
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

Report of Independent Registered Public Accounting Firm—(Continued)

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

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
San Francisco, California
November 13, 2024

VISA
CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	2023
	(in millions, except per share data)
Assets
Cash and cash equivalents	$11,975	$16,286
Restricted cash equivalents—U.S. litigation escrow	3,089	1,764
Investment securities	3,200	3,842
Settlement receivable	4,454	2,183
Accounts receivable	2,561	2,291
Customer collateral	3,524	3,005
Current portion of client incentives	1,918	1,577
Prepaid expenses and other current assets	3,312	2,584
Total current assets	34,033	33,532
Investment securities	2,545	1,921
Client incentives	4,628	3,789
Property, equipment and technology, net	3,824	3,425
Goodwill	18,941	17,997
Intangible assets, net	26,889	26,104
Other assets	3,651	3,731
Total assets	$94,511	$90,499
Liabilities
Accounts payable	$479	$375
Settlement payable	5,265	3,269
Customer collateral	3,524	3,005
Accrued compensation and benefits	1,538	1,506
Client incentives	9,075	8,177
Accrued liabilities	4,909	5,015
Accrued litigation	1,727	1,751
Total current liabilities	26,517	23,098
Long-term debt	20,836	20,463
Deferred tax liabilities	5,301	5,114
Other liabilities	2,720	3,091
Total liabilities	55,374	51,766
Commitments and contingencies (Note 18 and Note 20)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of September 30, 2024 and 2023	1,031	1,698
Common stock, $0.0001 par value:
Class A common stock, 1,733 and 1,594 shares issued and outstanding as of September 30, 2024 and 2023, respectively	—	—
Class B-1 and B-2 total common stock (collectively, class B common stock), 125 and 245 shares issued and outstanding as of September 30, 2024 and 2023, respectively	—	—
Class C common stock, 10 shares issued and outstanding as of September 30, 2024 and 2023	—	—
Right to recover for covered losses	(104)	(140)
Additional paid-in capital	21,229	20,452
Accumulated income	17,289	18,040
Accumulated other comprehensive income (loss):
Investment securities	30	(64)
Defined benefit pension and other postretirement plans	(16)	(155)
Derivative instruments	(213)	(177)
Foreign currency translation adjustments	(109)	(921)
Total accumulated other comprehensive income (loss)	(308)	(1,317)
Total equity	39,137	38,733
Total liabilities and equity	$94,511	$90,499
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2024	2023	2022
	(in millions, except per share data)
Net revenue	$35,926	$32,653	$29,310

Operating Expenses
Personnel	6,264	5,831	4,990
Marketing	1,560	1,341	1,336
Network and processing	778	736	743
Professional fees	635	545	505
Depreciation and amortization	1,034	943	861
General and administrative	1,598	1,330	1,194
Litigation provision	462	927	868
Total operating expenses	12,331	11,653	10,497
Operating income	23,595	21,000	18,813

Non-operating Income (Expense)
Interest expense	(641)	(644)	(538)
Investment income (expense) and other	962	681	(139)
Total non-operating income (expense)	321	37	(677)
Income before income taxes	23,916	21,037	18,136
Income tax provision	4,173	3,764	3,179
Net income	$19,743	$17,273	$14,957

Basic Earnings Per Share
Class A common stock	$9.74	$8.29	$7.01
Class B-1 common stock	$15.46	$13.26	$11.33
Class B-2 common stock(1)	$15.45	$—	$—
Class C common stock	$38.97	$33.17	$28.03

Basic Weighted-average Shares Outstanding
Class A common stock	1,621	1,618	1,651
Class B-1 common stock	148	245	245
Class B-2 common stock(1)	49	—	—
Class C common stock	16	10	10

Diluted Earnings Per Share
Class A common stock	$9.73	$8.28	$7.00
Class B-1 common stock	$15.45	$13.24	$11.31
Class B-2 common stock(1)	$15.43	$—	$—
Class C common stock	$38.92	$33.13	$28.00

Diluted Weighted-average Shares Outstanding
Class A common stock	2,029	2,085	2,136
Class B-1 common stock	148	245	245
Class B-2 common stock(1)	49	—	—
Class C common stock	16	10	10
(1)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer. See Note 15—Stockholders’ Equity for further details.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
Net income	$19,743	$17,273	$14,957
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	120	53	(133)
Income tax effect	(26)	(11)	28
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	172	6	(168)
Income tax effect	(40)	—	38
Reclassification adjustments	9	10	13
Income tax effect	(2)	(2)	(3)
Derivative instruments:
Net unrealized gain (loss)	(38)	(126)	917
Income tax effect	9	24	(177)
Reclassification adjustments	—	49	(67)
Income tax effect	(7)	(24)	2
Foreign currency translation adjustments:
Translation adjustments	741	975	(3,255)
Income tax effect	71	98	—
Other comprehensive income (loss)	1,009	1,052	(2,805)
Comprehensive income	$20,752	$18,325	$12,152

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452		$(140)	$18,040	$(1,317)	$38,733
Net income									19,743		19,743
Other comprehensive income (loss)										1,009	1,009
VE territory covered losses incurred								(139)			(139)
Recovery through conversion rate adjustment			(181)					175			(6)
Issuance of series A preferred stock	—	(2)	(5)								(5)
Conversions to class A common stock	—	(2)	(481)		151	481					—
Class B-1 common stock exchange offer					(73)	—	(2)				—
Share-based compensation						850					850
Stock issued under equity plans					6	335					335
Shares withheld for taxes related to stock issued under equity plans					(1)	(208)					(208)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock									(4,217)		(4,217)
Repurchases of class A common stock					(64)	(681)			(16,277)		(16,958)
Balance as of September 30, 2024	5		$1,031	(1)	1,868	$21,229		$(104)	$17,289	$(308)	$39,137
(1)As of September 30, 2024 and 2023, the book value of series A convertible participating preferred stock (series A preferred stock) was $540 million and $456 million, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890	$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income								17,273		17,273
Other comprehensive income (loss)									1,052	1,052
VE territory covered losses incurred							(136)			(136)
Recovery through conversion rate adjustment			(30)				31			1
Conversions to class A common stock	—	(2)	(596)		10	596				—
Share-based compensation						765				765
Stock issued under equity plans					5	260				260
Shares withheld for taxes related to stock issued under equity plans					(1)	(130)				(130)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock								(3,751)		(3,751)
Repurchases of class A common stock					(55)	(584)		(11,598)		(12,182)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452	$(140)	$18,040	$(1,317)	$38,733
(1)As of September 30, 2023 and 2022, the book value of series A preferred stock was $456 million and $1.0 billion, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and C preferred stock.
(2)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares		Amount
	(in millions, except per share data)
Balance as of September 30, 2021	5		$3,080	(1)	1,932		$18,855	$(133)	$15,351	$436	$37,589
Net income									14,957		14,957
Other comprehensive income (loss)										(2,805)	(2,805)
VE territory covered losses incurred								(43)			(43)
Recovery through conversion rate adjustment			(141)					141			—
Issuance of series A preferred stock	—	(2)	(3)								(3)
Conversions to class A common stock	—	(2)	(612)		10		612				—
Share-based compensation							602				602
Stock issued under equity plans					4		196				196
Shares withheld for taxes related to stock issued under equity plans					—	(2)	(120)				(120)
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock									(3,203)		(3,203)
Repurchases of class A common stock					(56)		(600)		(10,989)		(11,589)
Balance as of September 30, 2022	5		$2,324	(1)	1,890		$19,545	$(35)	$16,116	$(2,369)	$35,581
(1)As of September 30, 2022 and 2021, the book value of series A preferred stock was $1.0 billion and $486 million, respectively. Refer to Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and C preferred stock.
(2)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
Operating Activities
Net income	$19,743	$17,273	$14,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	13,764	12,297	10,295
Share-based compensation	850	765	602
Depreciation and amortization	1,034	943	861
Deferred income taxes	(100)	(483)	(336)
VE territory covered losses incurred	(139)	(136)	(43)
(Gains) losses on equity investments, net	94	104	264
Other	136	14	(94)
Change in operating assets and liabilities:
Settlement receivable	(2,175)	(160)	(397)
Accounts receivable	(237)	(250)	(97)
Client incentives	(14,067)	(11,014)	(9,351)
Other assets	(199)	(24)	(666)
Accounts payable	109	34	67
Settlement payable	1,841	(194)	1,256
Accrued and other liabilities	(676)	1,291	1,055
Accrued litigation	(28)	295	476
Net cash provided by (used in) operating activities	19,950	20,755	18,849
Investing Activities
Purchases of property, equipment and technology	(1,257)	(1,059)	(970)
Purchases of investment securities	(4,443)	(4,363)	(5,997)
Proceeds from maturities and sales of investment securities	5,013	3,160	4,585
Acquisitions, net of cash and restricted cash acquired	(915)	—	(1,948)
Purchases of other investments	(231)	(121)	(86)
Settlement of derivative instruments	—	402	—
Other investing activities	(93)	(25)	128
Net cash provided by (used in) investing activities	(1,926)	(2,006)	(4,288)
Financing Activities
Repurchases of class A common stock	(16,713)	(12,101)	(11,589)
Repayments of debt	—	(2,250)	(1,000)
Dividends paid	(4,217)	(3,751)	(3,203)
Proceeds from issuance of senior notes	—	—	3,218
Proceeds from stock issued under equity plans	335	260	196
Taxes paid related to stock issued under equity plans	(208)	(130)	(120)
Other financing activities	170	200	(198)
Net cash provided by (used in) financing activities	(20,633)	(17,772)	(12,696)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	382	636	(1,287)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,227)	1,613	578
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	21,990	20,377	19,799
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$19,763	$21,990	$20,377
Supplemental Disclosure
Cash paid for income taxes, net	$5,775	$3,433	$3,741
Interest payments on debt	$583	$617	$607
Accruals related to purchases of property, equipment and technology	$52	$96	$56
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024

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
Consolidation and basis of presentation. The consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company consolidates entities for which it has a controlling financial interest, including variable interest entities (VIEs) for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its consolidated financial statements as of and for the periods presented. Intercompany balances and transactions have been eliminated in consolidation.
The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. All significant operating decisions are based on analysis of Visa as a single global business. The Company has one reportable segment, Payment Services.
Use of estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. These estimates may change as new events occur and additional information is obtained, and will be recognized in the period in which such changes occur. Future actual results could differ materially from these estimates. The use of estimates in specific accounting policies is described further below as appropriate.
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
Marketable equity securities. Marketable equity securities, which are reported in investment securities on the consolidated balance sheets, include investments in publicly traded companies as well as mutual fund investments related to various employee compensation and benefit plans. Dividend income as well as gains and losses from changes in fair value are recognized in investment income (expense) and other on the consolidated statements of operations.
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
Available-for-sale debt securities. The Company’s investments in debt securities, which are classified as available-for-sale and reported in investment securities or cash and cash equivalents on the consolidated balance sheets, include U.S. government-sponsored debt securities and U.S. Treasury securities. These securities are recorded at cost at the time of purchase and are carried at fair value. The Company considers these securities to be available-for-sale to meet working capital and liquidity needs. Investments with stated maturities of less than one year from the balance sheet date, or investments that the Company intends to sell within one year, are classified as current assets, while all other securities are classified as non-current assets. Unrealized gains and losses are reported in other comprehensive income (loss). The specific identification method is used to calculate realized gain or loss on the sale of securities, which is recorded in investment income (expense) and other on the consolidated statements of operations. Interest income is recognized when earned and included in investment income (expense) and other on the consolidated statements of operations.
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
Customer collateral. The Company has cash deposits and other non-cash assets from certain clients in order to ensure that their performance of settlement obligations arising from Visa payment services are processed in accordance with the Company’s operating rules. The cash collateral assets held by the Company are restricted and fully offset by corresponding liabilities, and both balances are presented on the consolidated balance sheets. Other non-cash assets are not recognized on the consolidated balance sheets. See Note 12—Settlement Guarantee Management.
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
Lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company does not combine lease payments with non-lease components for any of its leases. Operating leases are recorded as ROU assets, which are included in other assets on the consolidated balance sheets. The current portion of lease liabilities is included in accrued liabilities and the long-term portion is included in other liabilities on the consolidated balance sheets. The Company’s lease cost is included in general and administrative expense on the consolidated statements of operations and consists of amounts recognized under lease agreements, adjusted for impairment and sublease income.
Business combinations. The Company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are generally recorded at their acquisition date fair values. The excess of the purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred.

Intangible assets, net and goodwill. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each intangible asset.
Finite-lived intangible assets primarily consist of customer relationships and trade names obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangible assets have useful lives ranging from 3 to 15 years.
Indefinite-lived intangible assets consist of trade name, customer relationships and reacquired rights. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The Company assesses each category of indefinite-lived intangible assets for impairment on an aggregate basis. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value.
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company performed its annual impairment review of indefinite-lived intangible assets and goodwill as of February 1, 2024, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2024. See Note 8—Intangible Assets and Goodwill.
Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are inherently subjective and based on a number of factors, including the specifics of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with internal and external legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company’s estimates. The Company expenses legal costs as incurred in professional fees on the consolidated statements of operations. See Note 20—Legal Matters.
Revenue recognition. The Company’s net revenue is comprised principally of the following categories: service revenue, data processing revenue, international transaction revenue and other revenue, reduced by client incentives. As a payments network service provider, the Company’s obligation to the customer is to stand ready to provide continuous access to Visa’s payments network over the contractual term, facilitate the processing of payment transactions, including authorization, clearing and settlement, and deliver related products and services. The Company delivers its payments network services directly to issuers and acquirers, who provide those services to others within the payments network: the merchants and consumers. The Company considers all parties in Visa’s payments network as customers. The Company earns net revenue primarily from issuers and acquirers. Consideration is variable based primarily upon the amount and type of transactions and payments volume on Visa’s products. The transaction price for each specific service is reported net of discounts attributable to individual services or fees. The Company recognizes revenue, net of sales and other similar taxes, as the payments network services are performed in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payments network services and other performance obligations which are constrained by and dependent upon the future performance of its clients, which are variable in nature. The Company also recognizes revenue, net of sales and other similar taxes, from other value-added services, including issuing solutions, acceptance solutions, risk and identity solutions, open banking solutions and advisory services, as these value-added services are performed.
For revenue generated from arrangements that involve third parties, the Company evaluates whether it is the principal, and recognizes revenue on a gross basis, or the agent, and recognizes revenue on a net basis. In this assessment, the Company considers if it obtains the control of the specified services before they are transferred to the customer, or if the Company is arranging for the services to be provided.
Service revenue consists mainly of revenue earned for services provided in support of client usage of Visa payment services. This revenue includes fees related to payments volumes. Visa’s obligation is to stand ready to provide continuous access to Visa’s payments network and related services with respect to Visa-branded payments programs. Current quarter service revenue is primarily assessed using a calculation of current quarter’s pricing applied to the prior quarter’s payments volume.
Data processing revenue consists of revenue earned for authorization, clearing and settlement; value-added services related to issuing, acceptance, and risk and identity solutions; network access; and other maintenance and support services that facilitate transaction and information processing among the Company’s clients globally. Data processing revenue is recognized in the same period the related transactions occur or services are performed.
International transaction revenue is earned for cross-border transaction processing and currency conversion activities. Cross-border transactions arise when the country of origin of the issuer or financial institution originating the transaction is different from that of the beneficiary. International transaction revenue is recognized in the same period the cross-border transactions occur or services are performed.
Other revenue consists mainly of value-added services related to advisory, marketing and certain card benefits; license fees for use of the Visa brand or technology; and fees for account holder services, certification and licensing. Other revenue is recognized in the same period the related transactions occur or services are performed.
Client incentives. The Company enters into long-term contracts with financial institution clients, merchants and other business partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, encouraging merchant acceptance and use of Visa payment services and driving innovation. Incentives are classified as reductions to net revenue within client incentives, unless the incentive is a cash payment made in exchange for a distinct good or service provided by the customer, in which case the payment is classified as operating expenses. The Company generally capitalizes upfront and fixed incentive payments as client incentives assets under these agreements when paid and amortizes the amounts as reductions to net revenue ratably over the contractual term. Incentives that are earned by the customer based on performance targets are recorded as reductions to net revenue when earned based on management's estimate of each client's future performance and the unpaid portion is recognized as client incentives liabilities. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. Client incentives assets and liabilities are classified on the consolidated balance sheets as current or long-term based on a 12-month operating cycle.
Marketing. The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Sponsorship costs are recognized over the period in which the Company benefits from the sponsorship rights. Promotional costs are expensed as incurred, when the related services are received, or when the related event occurs.
Income taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis of existing assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portions that are not expected to be realized based on the level of historical taxable income, projections of future taxable income over the periods in which the temporary differences are deductible, and qualifying tax planning strategies.
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expenses and penalties, if any, related to uncertain tax positions in interest expense and investment income (expense) and other, respectively, on the consolidated statements of operations. See Note 19—Income Taxes.
Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe Limited (Visa Europe) whose functional currency is the Euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet dates. Nonmonetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense on the consolidated statements of operations and were not material for fiscal 2024, 2023 and 2022.
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
Derivative and hedging instruments. Derivatives are carried at fair value on a gross basis on the consolidated balance sheets. The Company utilizes foreign exchange forward contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currencies. Gains and losses resulting from changes in the fair value of these derivative instruments not designated for hedge accounting are recorded in general and administrative expense on the consolidated statements of operations.
The Company also uses foreign exchange forward contracts, which are designated as cash flow hedges, to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. The terms of these derivative instruments are generally no more than 12 months. The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded from effectiveness testing purposes and are reported in earnings. Gains and losses resulting from changes in the fair value of derivative instruments designated as cash flow hedges are recorded in other comprehensive income (loss). When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income (loss) related to that hedge is reclassified to the consolidated statements of operations in the corresponding account where revenue or expense is recorded. Derivative instruments designated as cash flow hedges are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets.

The Company designated its Euro notes, a non-derivative financial instrument, as net investment hedges against a portion of the Company’s Euro-denominated net investment in Visa Europe. The Company also holds interest rate and cross-currency swap agreements on a portion of the outstanding senior notes that allows the Company to manage its interest rate exposure through a combination of fixed and floating rates and reduce the overall cost of borrowing. The Company designated the interest rate swaps as fair value hedges and the cross-currency swaps as net investment hedges. Gains and losses related to hedging instruments for fair value hedges are recognized in interest expense along with a corresponding loss or gain related to the change in the fair value of the underlying hedged item in the same line item on the consolidated statements of operations. Gains and losses related to derivative and non-derivative hedging instruments for net investment hedges are recorded in other comprehensive income (loss).
Cash flows associated with derivatives designated as a cash flow hedge are classified as an operating activity on the consolidated statements of cash flows. Cash flows associated with derivatives designated as a fair value hedge or a net investment hedge are classified as an investing activity. Cash flows associated with derivatives not designated as a hedging instrument are classified as an operating activity. See Note 13—Derivative and Hedging Instruments.
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
Earnings per share. The Company calculates earnings per share using the two-class method to reflect the different rights of each class of outstanding common stock and participating securities.

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
Diluted earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock outstanding, participating securities outstanding and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of series A, B and C preferred stock and class B-1, B-2 and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Company’s Employee Stock Purchase Plan and the assumed vesting of unearned performance shares. See Note 16—Earnings Per Share.
Note 2—Acquisitions
Pending Acquisition
In September 2024, Visa entered into a definitive agreement to acquire Featurespace Limited, a developer of real-time artificial intelligence payments protection technology that prevents and mitigates payments fraud and financial crime risks. This acquisition is subject to customary closing conditions, including applicable regulatory approvals.
Fiscal 2024 Acquisition
In January 2024, Visa acquired Pismo Holdings, a global cloud-native issuer processing and core banking platform, for a purchase consideration of $929 million. The Company allocated $139 million of the purchase consideration to technology, customer relationships, other net assets acquired and deferred tax liabilities and the remaining $790 million to goodwill.
Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
Service revenue	$16,114	$14,826	$13,361
Data processing revenue	17,714	16,007	14,438
International transaction revenue	12,665	11,638	9,815
Other revenue	3,197	2,479	1,991
Client incentives	(13,764)	(12,297)	(10,295)
Net revenue	$35,926	$32,653	$29,310

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
U.S.	$14,780	$14,138	$12,851
International	21,146	18,515	16,459
Net revenue	$35,926	$32,653	$29,310
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of September 30, 2024, the remaining performance obligations were $4.1 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	September 30,
	2024	2023
	(in millions)
Cash and cash equivalents	$11,975	$16,286
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	3,089	1,764
Customer collateral	3,524	3,005
Prepaid expenses and other current assets	1,175	935
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,763	$21,990
Prepaid expenses and other current assets include restricted cash and restricted cash equivalents related to funds held by the Company on behalf of clients in segregated bank accounts that generally cannot be withdrawn or used for general operating activities. These amounts are offset by corresponding liabilities recorded in accrued liabilities on the Company’s consolidated balance sheets.
Note 5—U.S. and Europe Retrospective Responsibility Plans U.S. Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation (U.S. covered litigation). These mechanisms are included in and referred to as the U.S. retrospective responsibility plan and consist of a U.S. litigation escrow agreement, the conversion feature of the Company’s shares of class B common stock, the makewhole agreements relating to the class B-1 common stock exchange offer, the indemnification obligations of the Visa U.S.A. Inc. (Visa U.S.A.) members, an interchange judgment sharing agreement, a loss sharing agreement and an omnibus agreement, as amended.
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
U.S. litigation escrow agreement. In accordance with the U.S. litigation escrow agreement, the Company maintains an escrow account, from which settlements of, or judgments in, the U.S. covered litigation are paid. The decision to add funds to the escrow account is made by the board of directors, upon request by the Company’s litigation committee, all members of which are affiliated with, or act for, certain Visa U.S.A. members. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. See Note 20—Legal Matters.
The following table presents the changes in the U.S. litigation escrow account:

	For the Years Ended September 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,764	$1,449
Deposits into the U.S. litigation escrow account	1,500	1,000
Payments to opt-out merchants(1), net of interest earned on escrow funds	(175)	(685)
Balance as of end of period	$3,089	$1,764
(1)These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B-1 and B-2 common stock is subject to dilution through a downward adjustment to the rate at which shares of class B-1 and B-2 common stock ultimately convert into shares of class A common stock. This has the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count with each deposit amount. See Note 15—Stockholders’ Equity.
Makewhole agreements. As a condition to participating in the class B-1 common stock exchange offer, each participating stockholder, together with its respective parent guarantors (as applicable), entered into a separate makewhole agreement with Visa pursuant to which the holder agreed to reimburse Visa in cash for the portion of certain future deposits into the U.S. litigation escrow account that, but for the holder's participation in the exchange offer, would have been absorbed by such holder through a reduction in the class B-1 conversion rate in respect of the class B-1 common stock it tendered in the exchange offer. Payments under the makewhole agreements arise when, as a result of a deposit into the U.S. litigation escrow account, the as-converted value of the class B-2 common stock a holder received in the exchange offer becomes or is already less than zero, but the class B-1 conversion rate remains greater than or equal to zero. No additional payment obligations will arise under the makewhole agreements after the class B-1 conversion rate reaches zero. See Note 15—Stockholders’ Equity.
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
The Company obtained certain protections for VE territory covered losses through the series B and C preferred stock, the UK loss sharing agreement and the litigation management deed (collectively Europe retrospective responsibility plan). The plan covers VE territory covered litigation (and resultant liabilities and losses) relating to the covered period, which generally refers to the period before the Closing. Visa’s protection from the plan is further limited to 70% of any liabilities where the claim relates to inter-regional multilateral interchange fee rates, where the issuer is located outside the Visa Europe territory and the merchant is located within the Visa Europe territory. The plan does not protect the Company in Europe against all types of litigation or remedies or fines imposed in competition law enforcement proceedings, only the interchange litigation specifically covered by the plan’s terms.
Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock. The total amount of protection available through the preferred stock component of the Europe retrospective responsibility plan is equivalent to the as-converted value of the preferred stock, which can be calculated at any point in time as the product of: (a) the outstanding number of shares of preferred stock; (b) the current conversion rate applicable to each series of preferred stock; and (c) Visa’s class A common stock price. This amount differs from the value of the preferred stock recorded within stockholders’ equity on the Company’s consolidated balance sheets. The book value of the preferred stock reflects its historical value recorded at the Closing less VE territory covered losses recovered through a reduction of the applicable conversion rate. The book value does not reflect changes in the underlying class A common stock price subsequent to the Closing.
Visa Inc. net income is not impacted by VE territory covered losses as long as the as-converted value of the preferred stock is greater than the covered loss. VE territory covered losses are recorded when the loss is deemed to be probable and reasonably estimable, or in the case of attorney’s fees, when incurred. Concurrently, the Company records a reduction to stockholders’ equity in the contra-equity account right to recover for covered losses, which represents the Company’s right to recover such losses through adjustments to the conversion rate applicable to the preferred stock.
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
As required by the litigation management deed, on June 21, 2024, the eighth anniversary of the Visa Europe acquisition, Visa, in consultation with the VE Territory Litigation Management Committee, carried out a release assessment. After the completion of this assessment, the Company released $2.7 billion of the as-converted value from its series B and C preferred stock and issued 99,264 shares of series A preferred stock in July 2024 (Eighth Anniversary Release). Each holder of a share of series B and C preferred stock received a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company paid $5 million in cash in lieu of issuing fractional shares of series A preferred stock. Each share of series A preferred stock will be automatically converted into 100 shares of class A common stock in connection with a sale to a person eligible to hold class A common stock in accordance with Visa’s certificate of incorporation.

The following table presents the activities related to VE territory covered losses in the preferred stock and right to recover for covered losses within stockholders’ equity:

	For the Year Ended September 30, 2024
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$441	$801	$(140)
VE territory covered losses incurred(1)	—	—	(139)
Recovery through conversion rate adjustment(2)	(161)	(20)	175
Eighth Anniversary Release	(176)	(394)	—
Balance as of end of period	$104	$387	$(104)

	For the Year Ended September 30, 2023
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$460	$812	$(35)
VE territory covered losses incurred(1)	—	—	(136)
Recovery through conversion rate adjustment(2)	(19)	(11)	31
Balance as of end of period	$441	$801	$(140)
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
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	September 30,
	2024		2023
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$684	$104	$1,676	$441
Series C preferred stock	1,550	387	2,635	801
Total	2,234	491	4,311	1,242
Less: right to recover for covered losses	(104)	(104)	(140)	(140)
Total recovery for covered losses available	$2,130	$387	$4,171	$1,102
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of September 30, 2024, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 1.0030 and 1.7860, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $274.95, Visa’s class A common stock closing stock price.
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

Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements as of September 30 Using Inputs Considered as
	Level 1		Level 2
	2024	2023	2024	2023
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$10,403	$13,504	$—	$—
U.S. Treasury securities	7	301	—	—
Investment securities:
Marketable equity securities	301	339	—	—
U.S. government-sponsored debt securities	—	—	496	1,108
U.S. Treasury securities	4,948	4,316	—	—
Other current and non-current assets:
Money market funds	25	23	—	—
Derivative instruments	—	—	103	293
Total	$15,684	$18,483	$599	$1,401
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$238	$175	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	226	396
Total	$238	$175	$226	$396
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$492	$4	$—	$496
U.S. Treasury securities	4,920	40	(5)	4,955
Total	$5,412	$44	$(5)	$5,451

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$1,109	$1	$(2)	$1,108
U.S. Treasury securities	4,697	—	(80)	4,617
Total	$5,806	$1	$(82)	$5,725
Debt securities with unrealized losses for less than 12 months and 12 months or greater were as follows:

	September 30, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$—	$—	$164	$—
U.S. Treasury securities	—	—	1,019	(5)
Total	$—	$—	$1,183	$(5)

	September 30, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. government-sponsored debt securities	$412	$(2)	$50	$—
U.S. Treasury securities	1,360	(12)	2,128	(68)
Total	$1,772	$(14)	$2,178	$(68)
The unrealized losses were primarily attributable to changes in interest rates.
The stated maturities of debt securities were as follows:

September 30, 2024
(in millions)
Due within one year	$2,968
Due after one year through five years	2,483
Total	$5,451
Equity Securities
For fiscal 2024, 2023 and 2022, the Company recognized net unrealized gains of $12 million and net unrealized losses of $102 million and $393 million, respectively, on marketable and non-marketable equity securities held as of period end.
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

The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	September 30,
	2024	2023
	(in millions)
Initial cost basis	$711	$719
Adjustments:
Upward adjustments	910	899
Downward adjustments, including impairment	(465)	(445)
Carrying amount	$1,156	$1,173
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
Upward adjustments	$10	$94	$231
Downward adjustments, including impairment	$(35)	$(99)	$(341)
Investment Income (Expense)
Investment income (expense) consisted of the following:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
Interest and dividend income on cash and investments	$992	$745	$69
Gains (losses) on investments, net	(44)	(82)	(296)
Investment income (expense)	$948	$663	$(227)
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of September 30, 2024, the carrying value and estimated fair value of debt was $20.8 billion and $19.2 billion, respectively. As of September 30, 2023, the carrying value and estimated fair value of debt was $20.5 billion and $17.7 billion, respectively.
Other financial instruments not measured at fair value. As of September 30, 2024, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30,
	2024	2023
	(in millions)
Land	$72	$71
Buildings and building improvements	1,042	1,022
Furniture, equipment and leasehold improvements	2,301	2,146
Construction-in-progress	222	344
Technology	5,660	5,197
Total property, equipment and technology	9,297	8,780
Accumulated depreciation and amortization	(5,473)	(5,355)
Property, equipment and technology, net	$3,824	$3,425
As of September 30, 2024 and 2023, accumulated amortization for technology was $3.5 billion and $3.4 billion, respectively.
For fiscal 2024, 2023 and 2022, depreciation and amortization expense related to property, equipment and technology was $955 million, $867 million and $771 million, respectively.
As of September 30, 2024, estimated future amortization expense on technology was as follows:

	For the Years Ending September 30,
	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Estimated future amortization expense	$701	$532	$385	$265	$127	$142	$2,152
Note 8—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30,
	2024			2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$535	$(298)	$237	$829	$(572)	$257
Trade names	190	(179)	11	195	(172)	23
Other	—	—	—	111	(111)	—
Total finite-lived intangible assets	725	(477)	248	1,135	(855)	280
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	22,557	—	22,557	21,740	—	21,740
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	26,641	—	26,641	25,824	—	25,824
Total intangible assets	$27,366	$(477)	$26,889	$26,959	$(855)	$26,104

For fiscal 2024, 2023 and 2022, amortization expense related to finite-lived intangible assets was $79 million, $76 million and $90 million, respectively.
As of September 30, 2024, estimated future amortization expense on finite-lived intangible assets was as follows:

	For the Years Ending September 30,
	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Estimated future amortization expense	$67	$51	$49	$32	$18	$31	$248
The changes in goodwill were as follows:

	For the Years Ended September 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$17,997	$17,787
Goodwill from acquisitions	790	—
Foreign currency translation	154	210
Balance as of end of period	$18,941	$17,997
Note 9—Leases
The Company entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2025 and 2038. For certain leases the Company has options to extend the lease term for up to 10 years. Payments under the Company’s lease arrangements are generally fixed.
As of September 30, 2024 and 2023, ROU assets included in other assets on the consolidated balance sheets was $873 million and $488 million, respectively. As of September 30, 2024 and 2023, the current portion of lease liabilities included in accrued liabilities on the consolidated balance sheets was $150 million and $106 million, respectively, and the long-term portion included in other liabilities was $685 million and $412 million, respectively.
During fiscal 2024, 2023 and 2022, total operating lease cost was $179 million, $129 million and $117 million, respectively. As of September 30, 2024 and 2023, the weighted-average remaining lease term for operating leases was approximately eight years and the weighted-average discount rate for operating leases was 3.51% and 2.43%, respectively.

As of September 30, 2024, the present value of future minimum lease payments was as follows:

Operating Leases
(in millions)
Fiscal:
2025	$179
2026	162
2027	123
2028	99
2029	76
Thereafter	357
Total undiscounted lease payments	996
Less: imputed interest	(161)
Present value of lease liabilities	$835
During fiscal 2024, 2023 and 2022, ROU assets obtained in exchange for lease liabilities was $410 million, $82 million and $74 million, respectively.

Note 10—Debt
The Company had outstanding debt as follows:

	September 30,		Effective Interest Rate(1)
	2024	2023
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$4,000	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,513	1,434	1.71%
2.00% Senior Notes due June 2029	1,120	1,062	2.13%
2.375% Senior Notes due June 2034	728	690	2.53%
Total debt	21,111	20,936
Unamortized discounts and debt issuance costs	(142)	(159)
Hedge accounting fair value adjustments(2)	(133)	(314)
Total carrying value of debt	$20,836	$20,463

Reported as:
Current maturities of debt	$—	$—
Long-term debt	20,836	20,463
Total carrying value of debt	$20,836	$20,463
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments.
Senior Notes
The Company’s outstanding senior notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The senior notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of September 30, 2024, the Company was in compliance with all related covenants. Each series of senior notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices. In addition, each series of the Euro notes may be redeemed as a whole at specified redemption prices upon the occurrence of certain U.S. tax events.
As of September 30, 2024, future principal payments on the Company’s outstanding debt were as follows:

	For the Years Ending September 30,
	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Future principal payments	$—	$5,513	$2,750	$—	$1,120	$11,728	$21,111

Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. As of September 30, 2024 and 2023, the Company had no outstanding obligations under the program.
Credit Facility
In May 2023, the Company entered into an amended and restated credit agreement for a five-year, unsecured $7.0 billion revolving credit facility, which will expire in May 2028. This credit facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. Interest on borrowings will be charged at the applicable reference rate or an alternative base rate as defined in the credit agreement based on the currency and type of the borrowing, plus an applicable margin based on the applicable credit rating of the Company’s senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. As of September 30, 2024, the Company was in compliance with all related covenants. As of September 30, 2024 and 2023, the Company had no amounts outstanding under the credit facility.
Note 11—Pension and Other Postretirement Benefits
Defined Benefit and Other Postretirement Plans
The Company sponsors qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for eligible employees residing in the U.S. The Company also sponsors other pension benefit plans that provide benefits for eligible internationally-based employees at certain non-U.S. locations. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various assumptions such as the discount rate and the expected rate of return on plan assets. Disclosures below include the U.S. pension plans and certain non-U.S. pension plans. The Company uses a September 30 measurement date for its pension and other postretirement benefit plans.
The U.S. pension plans are closed to new entrants and frozen. However, existing plan participants continue to earn interest credits on existing balances at the time of the freeze. Additionally, the Visa Europe plans are closed to new entrants. However, future benefits continue to accrue for active participants.
The funded status of the Company’s defined benefit pension plans is substantially recorded in other assets on the consolidated balance sheets and is measured as the difference between the fair value of plan assets and the accumulated benefit obligation. As of September 30, 2024 and 2023, for the U.S. pension plans, the fair value of plan assets was $1.2 billion and $1.0 billion, respectively, accumulated benefit obligation was $670 million and $640 million, respectively, and the funded status was $531 million and $374 million, respectively. As of September 30, 2024 and 2023, for non-U.S. pension plans, the fair value of plan assets was $370 million and $317 million, respectively, accumulated benefit obligation was $302 million and $287 million, respectively, and the funded status was $68 million and $30 million, respectively.
As of September 30, 2024 and 2023, the amount recognized in accumulated other comprehensive income (loss) before tax for the U.S. pension plans was $56 million and ($82) million, respectively. As of September 30, 2024 and 2023, the amount recognized in accumulated other comprehensive income (loss) before tax for non-U.S. pension plans was ($48) million and ($87) million, respectively.
Defined Contribution Plan
The Company sponsors a defined contribution plan, or 401(k) plan, that covers its employees residing in the U.S. In fiscal 2024, 2023 and 2022, personnel expenses included $212 million, $192 million, and $161 million, respectively, attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.

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

The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For fiscal 2024, the Company’s maximum daily settlement exposure was $137.4 billion and the average daily settlement exposure was $84.3 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, letters of credit, guarantees, beneficial rights to trust assets and pledged securities. As of September 30, 2024 and 2023, the Company had total collateral of $7.7 billion and $6.2 billion, respectively.
Note 13—Derivative and Hedging Instruments
As of September 30, 2024 and 2023, the aggregate notional amount of the Company’s derivative instruments designated as hedging instruments was $11.7 billion and $11.0 billion, respectively. As of September 30, 2024 and 2023, the aggregate notional amount of the derivative instruments not designated as hedging instruments was $1.9 billion and $0.8 billion, respectively.
The following table shows the Company’s derivative instruments at gross fair value:

		September 30,
	Balance Sheet Location	2024	2023
		(in millions)
Assets
Designated as Hedging Instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$49	$100
Cross-currency swaps	Other assets	$36	$178
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$18	$15
Liabilities
Designated as Hedging Instruments:
Foreign exchange forward contracts	Accrued liabilities	$74	$66
Cross-currency swaps	Other liabilities	$2	$—
Interest rate swaps(1)	Other liabilities	$133	$314
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Accrued liabilities	$17	$16
(1)These interest rate swaps were designated as fair value hedges on a portion of the outstanding senior notes. As of September 30, 2024 and 2023, the carrying value of the hedged senior notes was $3.9 billion and $3.7 billion, respectively.
For fiscal 2024, 2023 and 2022, the Company recognized a net increase (decrease) in earnings related to excluded forward points from forward contracts designated as net investment hedges and interest differentials from swap agreements of ($94) million, ($25) million and $151 million, respectively.

Cash flow hedges. For fiscal 2024, 2023 and 2022, the Company recognized pre-tax net gains (losses) in other comprehensive income (loss) related to cash flow hedges of ($38) million, ($126) million and $190 million, respectively.
The amount of pre-tax net gains (losses) related to cash flow hedges recorded in accumulated other comprehensive income (loss) as of September 30, 2024 that is expected to be reclassified into the consolidated statements of operations within the next 12 months is not material.
Net investment hedges. For fiscal 2024, 2023 and 2022, the Company recognized pre-tax net gains (losses) in other comprehensive income (loss) related to net investment hedges of ($321) million, ($445) million and $845 million, respectively. As of September 30, 2024 and 2023, the amount in accumulated other comprehensive income (loss) was $182 million and $433 million, respectively.
Credit and market risks. The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2024, the Company received collateral of $62 million from counterparties, which is included in accrued liabilities on the consolidated balance sheets, and posted collateral of $48 million, which is included in prepaid expenses and other current assets on the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. As of September 30, 2024, credit and market risks related to derivative instruments were not considered significant.
Note 14—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property and equipment and ROU assets are classified by major geographic areas as follows:

	September 30,
	2024	2023
	(in millions)
U.S.	$1,738	$1,286
International	591	544
Total	$2,329	$1,830
Net revenue by geographic market is primarily based on the location of the issuing or acquiring financial institution. Net revenue earned in the U.S. was approximately 41%, 43% and 44% of total net revenue in fiscal 2024, 2023 and 2022, respectively. No individual country, other than the U.S., generated 10% or more of total net revenue in these years.
In fiscal 2024, 2023 and 2022, the Company had one client that accounted for 11%, 11% and 10% of its total net revenue, respectively.

Note 15—Stockholders’ Equity
As-converted class A common stock. The number of shares outstanding, and the number of shares of class A common stock on an as-converted basis were as follows:

	September 30,
	2024					2023
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		9	—	(2)	100.0000		7
Series B preferred stock	2		1.0030		2	2		2.9370		7
Series C preferred stock	3		1.7860		6	3		3.6290		11
Class A common stock	1,733		—		1,733	1,594		—		1,594
Class B-1 common stock	5		1.5653	(3)	8	245		1.5875	(3)	390
Class B-2 common stock	120		1.5430	(3)	186	—	(4)	—		—
Class C common stock	10		4.0000		39	10		4.0000		38
Total					1,983					2,047
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
Series A preferred stock issuance. In July 2024, the Company issued 99,264 shares of series A preferred stock in connection with the Eighth Anniversary Release. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
Reduction in as-converted shares. Under the terms of the U.S. retrospective responsibility plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B-1 and B-2 common stock is subject to dilution through a downward adjustment to the rate at which shares of class B-1 and B-2 common stock ultimately convert into shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table presents the reduction in the number of as-converted class B-1 and B-2 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	5	5	4
Effective price per share(1)	$274.62	$221.33	$205.06
Deposits into the U.S. litigation escrow account	$1,500	$1,000	$850
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
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments and completed its Eighth Anniversary Release in fiscal 2024 and sixth anniversary release in fiscal 2022 (collectively, Anniversary Releases):

	For the Years Ended September 30,
	2024		2023				2022
	Series B	Series C	Series B		Series C		Series B	Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	5	6	—	(1)	—	(1)	8	10
Effective price per share(2)	$272.89	$273.24	$219.12		$215.28		$197.93	$197.50
Recovery through conversion rate adjustment	$161	$20	$19		$11		$135	$6
Anniversary Releases	$1,149	$1,569	$—		$—		$1,510	$1,982
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
Common stock repurchases. The following table presents share repurchases in the open market:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions, except per share data)
Shares repurchased in the open market(1)	64	55	56
Average repurchase cost per share(2)	$266.24	$222.27	$206.47
Total cost(2)	$16,958	$12,182	$11,589
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. Shares repurchased in the open market include $90 million unsettled repurchases as of September 30, 2024.
In October 2023 and 2022, the Company’s board of directors authorized share repurchase programs of $25.0 billion providing multi-year flexibility, and $12.0 billion, respectively. These authorizations have no expiration date. As of September 30, 2024, the Company’s share repurchase program had remaining authorized funds of $13.1 billion. All share repurchase programs authorized prior to October 2023 have been completed.
Dividends. In fiscal 2024, 2023 and 2022, the Company declared and paid dividends of $4.2 billion, $3.8 billion and $3.2 billion, respectively. On October 29, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on December 2, 2024, to all holders of record as of November 12, 2024.
Capital stock authorized. As of September 30, 2024 and 2023, the Company was authorized to issue 25 million shares of preferred stock, of which the following series have been created and authorized: 4 million shares of series A preferred stock, 2 million shares of series B preferred stock and 3 million shares of series C preferred stock. As of September 30, 2024, the Company was authorized to issue 2.0 trillion shares of class A common stock, 499 million shares of class B-1 common stock, 123 million shares of class B-2 common stock, 61 million shares of class B-3 common stock, 31 million shares of class B-4 common stock, 15 million shares of class B-5 common stock and 1.1 billion shares of class C common stock. As of September 30, 2023, the Company was authorized to issue 2.0 trillion shares of class A common stock, 622 million shares of class B-1 common stock and 1.1 billion shares of class C common stock.
Class B common stock. On January 23, 2024, Visa’s common stockholders approved amendments to the Company’s certificate of incorporation authorizing Visa to implement an exchange offer program that would have the effect of releasing transfer restrictions on portions of the Company’s class B common stock by allowing holders to exchange a portion of their outstanding shares of class B common stock for shares of freely tradeable class C common stock. The certificate of incorporation amendments automatically redenominated all shares of class B common stock outstanding at the amendment date as class B-1 common stock with no changes to the par value, conversion features, rights or privileges. All references to class B common stock outstanding prior to January 23, 2024 have been updated in this report to class B-1 common stock to reflect this redenomination. The amendments also authorized new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock is tendered in exchange and retired.
The class B common stock is not convertible or transferable until the date on which all of the U.S. covered litigation has been finally resolved. This transfer restriction is subject to limited exceptions, including transfers to other holders of class B common stock. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not a Visa Member (as defined in the certificate of incorporation) or similar person or an affiliate of a Visa Member or similar person. Upon such transfer, each share of class B common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.
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
Class B-1 common stock exchange offer. On May 6, 2024, Visa accepted 241 million shares of class B-1 common stock tendered in the exchange offer. In exchange, on May 8, 2024, Visa issued approximately 120 million shares of class B-2 common stock and 48 million shares of class C common stock. The class B-1 common shares exchanged have been retired and constitute authorized but unissued shares. The conversion rate adjustments for the class B-2 common stock will have double the impact compared to conversion rate adjustments for the class B-1 common stock.
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
Note 16—Earnings Per Share
The following tables present earnings per share:

	For the Year Ended September 30, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$15,790	1,621	$9.74	$19,743	(3)	2,029	(3)	$9.73
Class B-1 common stock	2,292	148	$15.46	$2,289		148		$15.45
Class B-2 common stock(4)	752	49	$15.45	$751		49		$15.43
Class C common stock	623	16	$38.97	$623		16		$38.92
Participating securities	286	Not presented	Not presented	$286		Not presented		Not presented
Net income	$19,743

	For the Year Ended September 30, 2023
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$13,415	1,618	$8.29	$17,273	(3)	2,085	(3)	$8.28
Class B-1 common stock	3,254	245	$13.26	$3,251		245		$13.24
Class C common stock	320	10	$33.17	$319		10		$33.13
Participating securities	284	Not presented	Not presented	$284		Not presented		Not presented
Net income	$17,273

	For the Year Ended September 30, 2022
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$11,569	1,651	$7.01	$14,957	(3)	2,136	(3)	$7.00
Class B-1 common stock	2,781	245	$11.33	$2,778		245		$11.31
Class C common stock	280	10	$28.03	$280		10		$28.00
Participating securities	327	Not presented	Not presented	$326		Not presented		Not presented
Net income	$14,957
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of class B-1, B-2 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. The common stock equivalents were not material for each of fiscal 2024, 2023 and 2022.
(4)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer. See Note 15—Stockholders’ Equity for further details.
The following table presents the weighted-average number of as-converted class A common stock outstanding:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
Class B-1 common stock	235	392	397
Class B-2 common stock(1)	77	—	—
Class C common stock	64	39	40
Participating securities	29	34	47
(1)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer. See Note 15—Stockholders’ Equity for further details.
Note 17—Share-based Compensation
Equity Incentive Compensation Plan
The Company’s amended and restated 2007 Equity Incentive Compensation Plan (EIP) authorizes the compensation committee of the board of directors to grant various types of equity awards, including non-qualified stock options (options), RSUs and performance-based shares to its employees and non-employee directors, for up to 198 million shares of class A common stock. Shares available for grant may be either authorized and unissued or previously issued shares subsequently acquired by the Company. Under the EIP, shares withheld for taxes, or shares used to pay the exercise or purchase price of an award, shall not again be available for future grant. The EIP will continue to be in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors.
For fiscal 2024, 2023 and 2022, the Company recorded share-based compensation cost related to the EIP of $817 million, $734 million and $571 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits for fiscal 2024, 2023 and 2022 were $128 million, $112 million and $82 million, respectively.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.

The fair value of each option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2024	2023	2022
Expected term (in years)(1)	4.23	4.17	4.11
Risk-free rate of return(2)	4.4%	4.0%	1.1%
Expected volatility(3)	24.1%	28.6%	27.1%
Expected dividend yield(4)	0.8%	0.8%	0.7%
Fair value per option granted	$62.55	$57.31	$43.16
(1)Based on Visa’s historical exercise experience.
(2)Based on the zero-coupon U.S. Treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(3)Based on the Company’s implied and historical volatilities.
(4)Based on the Company’s annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2023	5,925,355	$162.40
Granted	722,695	$249.56
Forfeited	(39,776)	$220.53
Exercised	(1,243,542)	$122.21
Outstanding as of September 30, 2024	5,364,732	$183.02	5.96	$493
Options exercisable as of September 30, 2024	3,862,434	$165.79	5.01	$422
Options exercisable and expected to vest as of September 30, 2024(2)	5,323,802	$182.59	5.94	$492
(1)Calculated using the closing stock price on the last trading day of fiscal 2024 of $274.95, less the option exercise price, multiplied by the number of instruments.
(2)Applied a forfeiture rate to unvested options outstanding as of September 30, 2024 to estimate the options expected to vest in the future.
During fiscal 2024, 2023 and 2022, the total intrinsic value of options exercised was $185 million, $134 million and $56 million, respectively, and the tax benefit realized was $28 million, $28 million and $11 million, respectively. As of September 30, 2024, there was $27 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.42 year.
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
The fair value and compensation cost before estimated forfeitures is calculated using the closing price of class A common stock on the date of grant. During fiscal 2024, 2023 and 2022, the weighted-average grant date fair value of RSUs granted was $253.29, $212.94 and $204.73, respectively. During fiscal 2024, 2023 and 2022, the total grant date fair value of RSUs vested was $616 million, $486 million and $380 million, respectively.

The following table summarizes the Company’s RSU activity:

	Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2023	6,417,397	$209.19
Granted	3,221,842	$253.29
Vested	(2,953,860)	$208.69
Forfeited	(325,718)	$224.82
Outstanding as of September 30, 2024	6,359,661	$230.99	0.93	$1,749
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2024 of $274.95 by the number of instruments.
As of September 30, 2024, there was $796 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.93 year.
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
The fair value of each performance-based shares incorporating the market condition was estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2024	2023	2022
Expected term (in years)	1.93	2.15	2.05
Risk-free rate of return(1)	4.8%	4.4%	0.5%
Expected volatility(2)	21.7%	28.9%	28.3%
Expected dividend yield(3)	0.8%	0.8%	0.8%
Fair value per performance-based share granted	$281.85	$221.32	$186.50
(1)Based on the zero-coupon U.S. treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(2)Based on the Company’s implied and historical volatilities.
(3)Based on the Company’s annual dividend rate on the date of grant.
Performance-based shares vest over three years and are subject to earlier vesting in full under certain conditions. During fiscal 2024, 2023 and 2022, the total grant date fair value of performance-based shares vested and earned was $81 million, $44 million and $49 million, respectively. Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period.

The following table summarizes the maximum number of performance-based shares which could be earned and related activity:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2023	998,502	$212.28
Granted(2)	528,008	$281.85
Vested and earned	(406,009)	$198.79
Unearned	(28,691)	$195.38
Forfeited	(7,578)	$248.50
Outstanding as of September 30, 2024	1,084,232	$251.41	0.88	$298
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2024 of $274.95 by the number of instruments.
(2)Represents the maximum number of performance-based shares which could be earned.
As of September 30, 2024, there was $75 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.88 year.
Note 18—Commitments
As of September 30, 2024, future minimum payments on software licenses were as follows:

	For the Years Ending September 30,
	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Software licenses	$194	$78	$8	$1	$—	$—	$281
Note 19—Income Taxes
The Company’s income before income taxes by fiscal year consisted of the following:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
U.S.	$14,537	$13,339	$11,051
Non-U.S.	9,379	7,698	7,085
Total income before income taxes	$23,916	$21,037	$18,136
For fiscal 2024, 2023 and 2022, U.S. income before income taxes included $5.1 billion, $4.2 billion, and $3.6 billion, respectively, of the Company’s U.S. entities’ income from operations outside of the U.S.

Income tax provision by fiscal year consisted of the following:

	For the Years Ended September 30,
	2024	2023	2022
	(in millions)
Current:
U.S. federal	$2,694	$2,630	$2,166
State and local	298	293	104
Non-U.S.	1,281	1,324	1,245
Total current taxes	4,273	4,247	3,515
Deferred:
U.S. federal	(132)	(339)	(231)
State and local	(18)	(1)	(77)
Non-U.S.	50	(143)	(28)
Total deferred taxes	(100)	(483)	(336)
Total income tax provision	$4,173	$3,764	$3,179
The following table presents the components of deferred tax assets and liabilities:

	September 30,
	2024	2023
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$221	$212
Accrued litigation	374	365
Client incentives	855	630
Net operating loss carryforwards	206	232
Comprehensive loss	79	72
Federal benefit of state taxes	16	125
Other	102	66
Valuation allowance	(212)	(149)
Deferred tax assets	1,641	1,553
Deferred Tax Liabilities:
Property, equipment and technology, net	(295)	(350)
Intangible assets	(6,404)	(6,063)
Unrealized gains on equity securities	(81)	(103)
Foreign taxes	(22)	(25)
Deferred tax liabilities	(6,802)	(6,541)
Net deferred tax liabilities	$(5,161)	$(4,988)
As of September 30, 2024 and 2023, net deferred tax assets of $140 million and $126 million, respectively, were reflected in other assets on the consolidated balance sheets.
Deferred tax assets were reduced by a valuation allowance. The fiscal 2024 and 2023 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2024, the Company had $894 million of foreign net operating loss carryforwards, which may be carried forward indefinitely.

The following table presents a reconciliation of the income tax provision to the amount of income tax determined by applying the U.S. federal statutory income tax rate to income before income taxes:

	For the Years Ended September 30,
	2024		2023		2022
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$5,022	21%	$4,418	21%	$3,809	21%
State income taxes, net of federal benefit	258	1%	245	1%	216	1%
Non-U.S. tax effect, net of federal benefit	(828)	(4%)	(758)	(3%)	(588)	(3%)
Reassessment of an uncertain tax position	—	—%	(142)	(1%)	—	—%
Conclusion of audits	(223)	(1%)	—	—%	—	—%
State tax apportionment position	—	—%	—	—%	(176)	(1%)
Other, net	(56)	—%	1	—%	(82)	—%
Income tax provision	$4,173	17%	$3,764	18%	$3,179	18%
In fiscal 2024 and fiscal 2023, the effective income tax rates were 17% and 18%, respectively. The effective tax rate in fiscal 2024 differs from the effective tax rate in fiscal 2023 primarily due to a tax position taken across jurisdictions, as well as the following:
•during fiscal 2024, a $223 million tax benefit as a result of the conclusion of audits; and
•during fiscal 2023, a $142 million tax benefit due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
In fiscal 2023 and fiscal 2022, the effective income tax rates were 18% including the following:
•during fiscal 2023, a $142 million tax benefit due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination; and
•during fiscal 2022, a $176 million tax benefit due to a decrease in the state apportionment ratio as a result of a tax position taken related to a ruling.
As of September 30, 2024 and 2023, current income taxes receivable of $832 million and $206 million, respectively, were included in prepaid expenses and other current assets; non-current income taxes receivable of $442 million and $961 million, respectively, were included in other assets; income taxes payable of $577 million and $1.5 billion, respectively, were included in accrued liabilities; and accrued income taxes of $1.4 billion and $1.9 billion, respectively, were included in other liabilities on the consolidated balance sheets.
Effective through September 30, 2028, the Company’s operating hub in the Asia Pacific region is subject to a tax incentive in Singapore which is conditional upon meeting certain requirements. In fiscal 2024, 2023 and 2022, the tax incentive decreased Singapore tax by $419 million, $468 million and $362 million, and the gross benefit of the tax incentive on diluted earnings per share was $0.21, $0.22 and $0.17, respectively.
The Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
As of September 30, 2024, 2023 and 2022, the Company’s total gross unrecognized tax benefits were $3.8 billion, $3.5 billion and $2.7 billion, respectively, exclusive of interest and penalties described below. Included in the $3.8 billion, $3.5 billion and $2.7 billion were $1.4 billion, $1.6 billion and $1.3 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.

The following table presents a reconciliation of beginning and ending unrecognized tax benefits by fiscal year:

	2024	2023	2022
	(in millions)
Balance as of beginning of period	$3,497	$2,683	$2,488
Increase in unrecognized tax benefits related to prior years	148	515	10
Decrease in unrecognized tax benefits related to prior years	(322)	(190)	(143)
Increase in unrecognized tax benefits related to current year	556	510	350
Decrease related to settlements with taxing authorities	(127)	(17)	(19)
Reduction related to lapsing statute of limitations	(2)	(4)	(3)
Balance as of end of period	$3,750	$3,497	$2,683
The increases in unrecognized tax benefits include gross timing differences and various tax positions across several jurisdictions. The decreases in unrecognized tax benefits primarily reflect changes as a result of the conclusion of audits.
In fiscal 2024, 2023 and 2022, the Company recognized $29 million, $34 million and $15 million of net interest expense, respectively, related to uncertain tax positions. In fiscal 2024 and 2023, the Company accrued no significant penalties and in fiscal 2022, the Company reversed accrued penalties of $31 million related to uncertain tax positions. As of September 30, 2024 and 2023, the Company had accrued interest of $300 million and $271 million, respectively, and no significant accrued penalties related to uncertain tax positions.
The Company’s U.S. federal income tax returns for fiscal 2016 through 2018 are currently under examination. For fiscal 2008 through 2015, an unresolved issue related to certain income tax deductions remains. During fiscal 2024, the Company filed a complaint with the U.S. Court of Federal Claims challenging the position of the Internal Revenue Service. Except for the unresolved issue, the federal statute of limitations has expired for fiscal years prior to 2016.
In fiscal 2024, a resolution was reached regarding California refund claims for fiscal 2005 through 2011. The Company’s California income tax returns for fiscal 2012 through 2015 are currently under examination. The California statute of limitations has expired for fiscal years prior to 2012.
In fiscal 2024, a resolution was reached regarding India tax assessments for taxable years falling within the period from fiscal 2010 to 2019. The Company will continue to appeal assessments received for subsequent periods.
The Company is also subject to examinations by various state and foreign tax authorities. All material federal, state and foreign tax matters have been concluded for years through fiscal 2007. The timing and outcome of the final resolutions of the federal, state and foreign tax examinations and refund claims are uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next 12 months.
Note 20—Legal Matters
The Company is a party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. For those proceedings where a loss is determined to be only reasonably possible or probable but not estimable, the Company has disclosed the nature of the claim. Additionally, unless otherwise disclosed below with respect to these proceedings, the Company cannot provide an estimate of the possible loss or range of loss. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could, in the future, incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company’s financial position, results of operations or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.
The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss as of the balance sheet date.

The following table summarizes the activity related to accrued litigation:

	For the Years Ended September 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,751	$1,456
Provision for uncovered legal matters	322	21
Provision for covered legal matters	248	1,024
Payments for legal matters	(594)	(750)
Balance as of end of period	$1,727	$1,751
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	For the Years Ended September 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,621	$1,441
Provision for interchange multidistrict litigation	140	906
Payments for U.S. covered litigation	(224)	(726)
Balance as of end of period	$1,537	$1,621
During fiscal 2024, the Company recorded additional accruals to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

The following table summarizes the accrual activity related to VE territory covered litigation:

	For the Years Ended September 30,
	2024	2023
	(in millions)
Balance as of beginning of period	$110	$11
Provision for VE territory covered litigation	108	118
Payments for VE territory covered litigation	(146)	(19)
Balance as of end of period	$72	$110
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Class Actions
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
Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants and the class plaintiffs signed a settlement agreement (2012 Settlement Agreement) to resolve the class plaintiffs’ claims. Pursuant to the 2012 Settlement Agreement, the Company deposited approximately $4.0 billion from the U.S. litigation escrow account and approximately $500 million attributable to interchange reductions for an eight-month period into court-authorized settlement accounts. Visa subsequently received from the district court and deposited into the Company’s U.S. litigation escrow account “takedown payments” of approximately $1.1 billion.
On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the district court’s certification of the merchant class, reversed the approval of the settlement and remanded the case to the district court for further proceedings.
On remand, the district court entered an order appointing interim counsel for two putative classes of plaintiffs, a “Damages Class” and an “Injunctive Relief Class.” The plaintiffs purporting to act on behalf of the putative Damages Class subsequently filed a Third Consolidated Amended Class Action Complaint, seeking money damages and attorneys’ fees, among other relief. A new group of purported class plaintiffs, acting on behalf of the putative Injunctive Relief Class, filed a class action complaint against Visa, Mastercard and certain bank defendants seeking, among other things, an injunction against the setting of default interchange rates; against certain Visa operating rules relating to merchants, including the honor-all-cards rule; and against various transaction fees, including the fixed acquirer network fee, as well as attorneys’ fees.
Damages Class. On September 17, 2018, Visa, Mastercard and certain U.S. financial institutions reached an agreement with plaintiffs purporting to act on behalf of the putative Damages Class to resolve all Damages Class claims (Amended Settlement Agreement). The Amended Settlement Agreement supersedes the 2012 Settlement Agreement and includes, among other terms, a release from participating class members for liability arising out of conduct alleged by the Damages Class in the litigation, including claims that accrue no later than five years after the Amended Settlement Agreement becomes final. Participating class members will not release injunctive relief claims as a named representative or non-representative class member in the putative Injunctive Relief Class. The Amended Settlement Agreement also required an additional settlement payment from all defendants totaling $900 million, with the Company’s share of $600 million paid from the Company’s litigation escrow account established pursuant to the Company’s retrospective responsibility plan. See Note 5—U.S. and Europe Retrospective

Responsibility Plans. The additional settlement payment was added to the approximately $5.3 billion previously deposited into settlement accounts by the defendants pursuant to the 2012 Settlement Agreement.
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
Indirect Purchaser Claims. Three complaints have been filed against Visa and other defendants asserting violations of certain state antitrust laws and seeking recovery as indirect purchasers. A complaint was filed by Old Jericho Enterprise, Inc. on May 29, 2020, against Visa and Mastercard on behalf of a purported class of gasoline retailers operating in 24 states and the District of Columbia. Two separate complaints were subsequently filed in 2021 against Visa and Mastercard on behalf of a purported class of merchants located in 25 states and the District of Columbia who have taken payment using the Square card acceptance service — one by Hayley Lanning and others on April 28 and one by Camp Grounds Coffee and others on June 16. Plaintiffs in all three actions subsequently served motions for partial summary judgment. Thereafter, in May and September 2024, the district court denied motions for partial summary judgment filed by the Lanning and Camp Grounds plaintiffs and the Old Jericho plaintiffs, which all three plaintiff groups have now appealed. To the extent these plaintiffs’ claims are not released by the Amended Settlement Agreement, Visa believes they are covered by the U.S. Retrospective Responsibility Plan.
Injunctive Relief Class. Following remand from the U.S. Court of Appeals for the Second Circuit and the appointment of Injunctive Relief Class counsel, on September 27, 2021, the district court certified without opt out rights an Injunctive Relief Class consisting of all merchants that accept Visa or Mastercard credit or debit cards in the United States at any time between December 18, 2020 and entry of final judgment.
From January through April, 2024, the district court issued rulings on various summary judgment motions. The district court granted in part and denied in part defendants’ motion for summary judgment under Ohio v. American Express, denied defendants' motions for summary judgment based on the post-IPO conspiracy claims, and granted defendants’ motion for summary judgment on Injunctive Relief Class plaintiffs’ monopolization claims. The district court denied the Injunctive Relief Class plaintiffs’ motion for partial summary judgment.
On March 25, 2024, Visa and Mastercard entered into an agreement to resolve the Injunctive Relief Class claims (Injunctive Relief Settlement Agreement), subject to court approval. The Injunctive Relief Settlement Agreement included, among other terms, (i) a release from class members for claims for declaratory, injunctive or equitable relief arising out of conduct alleged by the Injunctive Relief Class in the litigation that have accrued or may accrue in the future during the term of the Injunctive Relief Settlement Agreement; (ii) provisions requiring reductions and caps on U.S. credit interchange rates; and (iii) provisions requiring modifications to the Company’s rules in the U.S. that, among other things, streamline requirements for merchants who wish to impose a surcharge on credit transactions. On March 26, 2024, the Injunctive Relief Class plaintiffs filed a motion for preliminary approval of the settlement, which was denied on June 25, 2024.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Since May 2013, more than 50 cases have been filed in or removed to various federal district courts by hundreds of merchants generally pursuing damages claims on allegations similar to those raised in MDL 1720. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated and Mastercard International Incorporated, although some also include certain U.S. financial institutions as defendants. A number of the cases include allegations that Visa has monopolized, attempted to monopolize and/or conspired to monopolize debit card-related market segments. Some of the cases seek an injunction against the setting of default interchange rates; certain Visa operating rules relating to merchants, including the honor-all-cards rule; and various transaction fees, including the fixed acquirer network fee. In addition, some cases assert that Visa, Mastercard and/or their member banks conspired to prevent the adoption of chip-and-PIN authentication in the U.S. or otherwise circumvent competition in the debit market. Certain individual merchants have filed amended complaints to, among other things, add claims for injunctive relief and update claims for damages.

The individual merchant actions described in this section are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
Visa has reached settlements with a number of merchants representing approximately 73% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
The district court’s rulings on defendants’ summary judgment motions under Ohio v. American Express and on post-IPO conspiracy claims, described above, apply to these Individual Merchant Actions. In addition, on October 9, 2022, defendants’ motion for summary judgment regarding damages for EMV-related chargebacks was denied. On February 22, 2024, defendants' motion for summary judgment based on Illinois Brick standing was denied, and the district court denied as moot certain plaintiffs’ motions for partial summary judgment. On April 2, 2024, the district court granted in part and denied in part defendants’ motion for summary judgment on certain plaintiffs’ monopolization claims.
On May 28, 2024, the district court found that merchants serviced by Intuit and Square are members of the MDL Damages Class and therefore granted defendants’ motion to enforce the Amended Settlement Agreement, and denied a motion by Intuit Inc. and Intuit Payment Solutions, LLC (Intuit) for partial summary judgment, regarding claims in the actions brought by Intuit and Block, Inc. (Block) in their capacity as payment facilitators. On August 2, 2024, defendants filed a pre-motion letter setting forth bases for a proposed motion for injunction compelling dismissal of claims by Intuit and Block.
In July 2024, the Judicial Panel on Multidistrict Litigation remanded three actions to the courts in which they were originally filed. The action led by Grubhub Holdings Inc. was remanded to the U.S. District Court for the Northern District of Illinois. The actions led by Target Corporation and by 7-Eleven, Inc. were both remanded to the U.S. District Court for the Southern District of New York, and the U.S. District Court for the Southern District of New York subsequently set a trial date for a subset of the plaintiffs in those actions. On August 21, 2024, defendants in those actions filed a motion for a revised summary judgment ruling based on Illinois Brick.
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
Consumer Interchange Litigation
In 2022, a putative class action was filed in California state court against Visa, Mastercard and certain financial institutions on behalf of all Visa and Mastercard cardholders in California who made a purchase using a Visa-branded or Mastercard-branded payment card in California from January 1, 2004. Plaintiffs primarily allege a conspiracy to fix interchange fees and seek injunctive relief, attorneys’ fees and damages as direct and indirect purchasers based on alleged violations of California law. After plaintiffs filed an amended complaint asserting the same claims as asserted in the prior complaint, Visa removed the action to federal court, and the case was transferred to MDL 1720.
On July 31, 2024, the magistrate judge recommended that a motion by defendants to compel arbitration and stay litigation be denied and a motion by defendants to dismiss plaintiffs’ California law claims be granted. On August 19, 2024, plaintiffs filed an objection to the magistrate judge’s recommendation.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, proceedings have been commenced by more than 1,150 Merchants (the capitalized term “Merchant”, when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries, primarily relating to interchange rates in Europe and, in some cases, relating to fees charged by Visa and certain

Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa has settled the claims asserted by over 475 Merchants, and there are approximately 600 Merchants with outstanding claims. In addition, over 30 Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company anticipates additional claims in the future.
On June 17, 2020, with respect to claims asserted by one Merchant, the Supreme Court of the United Kingdom found that Visa’s UK domestic interchange restricted competition under applicable competition law. On September 30, 2021, Visa reached a confidential settlement agreement resolving the Merchant’s claims.
On November 26, 2021, with respect to certain pending Merchant claims, the UK Competition Appeal Tribunal (CAT) found that UK and certain other domestic and intra-European Economic Area consumer interchange fees before the introduction of the Interchange Fee Regulation (IFR) were restrictive of competition, but that the question of whether those fees are a restriction of competition after the introduction of the IFR, along with inter-regional and commercial interchange fees across all time periods, would need to be resolved at trial. Whether any interchange fees are exempt from the finding of restriction under applicable law and the assessment of damages, if any, will also need to be considered at trial. On October 4, 2022, the UK Court of Appeal affirmed the CAT’s ruling. From February 14 to March 28, 2024, a trial occurred to consider whether certain interchange rates restrict competition in violation of UK antitrust law.
On June 1, 2022, two class action claims were filed against Visa with the CAT on behalf of UK businesses that accepted Visa-branded payment cards at any time since June 1, 2016, alleging that UK domestic, intra-European Economic Area and inter-regional interchange fees on commercial credit cards, and inter-regional interchange fees on consumer cards, are anti-competitive. The Europe retrospective responsibility plan covers liabilities and losses relating to the covered period, which generally refers to the period before the Closing. On June 8, 2023, the UK Competition Appeal Tribunal initially denied class certification in the two class action claims. However, a class certification re-hearing took place in April 2024. In June 2024, the CAT granted class certification in the claims regarding interchange fees on commercial cards. In October 2024, the Court of Appeal refused permission to appeal the certification.
The full scope of potential damages is not yet known because not all Merchant claims have been served and Visa has substantial defenses. However, the claims that have been issued, served and/or preserved, seek several billion dollars in damages.
Other Litigation
On November 14, 2021, a motion to certify a class action was filed against Visa and Mastercard in the Israel Central District Court. The motion asserts that interchange fees on cross-border transactions in Israel and the Honor All Cards rule are anti-competitive and seeks damages and injunctive relief. Visa filed its response on July 22, 2024.
Other Litigation
U.S. Department of Justice
On March 13, 2012, the Antitrust Division of the U.S. Department of Justice (Division) issued a Civil Investigative Demand (CID), to Visa Inc. seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focused on PIN-authenticated Visa Debit and Visa’s competitive responses to the Dodd-Frank Act, including Visa’s fixed acquirer network fee. Visa has cooperated with the Division in connection with the CID.
On March 26, 2021, June 11, 2021, January 4, 2023 and May 2, 2023, the Division issued CIDs to Visa, seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CIDs focused on U.S. debit and competition with other payment methods and networks.
On September 24, 2024, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Southern District of New York against Visa alleging violations of the Sherman Act. The complaint alleges Visa has monopolized and attempted to monopolize general purpose debit network services and card-not-present debit network services in the United States through agreements with merchants, acquirers, and others and that certain agreements unreasonably restrain competition or trade in those markets. The complaint seeks, among other relief, to enjoin Visa from engaging in the alleged anticompetitive practices.
U.S. Debit Class Actions
Beginning on October 1, 2024, five putative class actions were filed in the U.S. District Court for the Southern District of New York against Visa Inc., alleging that Visa has monopolized and attempted to monopolize general purpose debit network services and card-not-present debit network services in the United States through agreements with merchants, acquirers, and others and that certain agreements unreasonably restrain competition or trade in those markets. One action was subsequently dismissed voluntarily. An additional putative class action was filed in the U.S. District Court for the Northern District of California asserting similar allegations. Each of the pending cases alleges violations of the Sherman Act and seeks damages, among other relief. Some of these cases assert violations of one or more state laws and seek injunctive relief. Plaintiffs in these actions seek to represent one of the following classes: (i) merchants or others that accepted general-purpose Visa debit cards from certain dates in October 2020; (ii) persons who either purchased goods or services from a merchant that accepted Visa debit cards or who directly or indirectly paid interchange fees as debit card holders from October 20, 2020; or (iii) persons, business, or entities that have paid Visa’s fees for debit transaction routing services from September 24, 2020.
Federal Trade Commission Civil Investigative Demand
On November 4, 2019, the Bureau of Competition of the U.S. Federal Trade Commission (FTC) requested that Visa provide, on a voluntary basis, documents and information relating to an investigation as to whether Visa’s actions inhibited merchant choice in the selection of debit payments networks in potential violation of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On June 9, 2020, the FTC issued a CID to Visa requesting additional documents and information. Visa has cooperated with the FTC in connection with the CID.
U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa and Mastercard in the U.S. District Court for the District of Columbia. The complaint challenges Visa’s rule (and a similar Mastercard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act and seek treble damages, injunctive relief and attorneys’ fees. On August 4, 2021, the district court granted plaintiffs’ motion for class certification.
Consumer Class Actions. In October 2011, a purported consumer class action, Burke, et al. v. Visa Inc., et al. (Burke) was filed against Visa and Mastercard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined in Mackmin, et al. v. Visa Inc., et al., (Mackmin), were also filed in October 2011 in the same federal court naming Visa, Mastercard and three financial institutions as defendants. Plaintiffs seek treble damages, restitution, injunctive relief and attorneys’ fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes. On August 4, 2021, the district court granted class certification in each case. On August 8, 2022, the district court in Mackmin granted plaintiffs’ motion for final approval of a class action settlement with the three financial institution defendants and entered final judgments of dismissal as to those institutions. On May 2, 2024, Visa and Mastercard entered a definitive class settlement agreement with plaintiffs in Mackmin, which the district court preliminarily approved on July 26, 2024. Burke, the remaining consumer action, is still pending.
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
EMVCo and the financial institution defendants were dismissed, and the matter was subsequently transferred to the U.S. District Court for the Eastern District of New York. The district court clarified that this case is not part of MDL 1720, and on August 28, 2020, granted plaintiffs’ motion for class certification. On November 30, 2022, Visa and other defendants served motions to decertify and for summary judgment, which the court subsequently denied.
MiCamp Solutions
On December 8, 2023, a complaint was filed in the U.S. District Court for the Northern District of California by MiCamp Solutions, LLC against Visa on behalf of a purported class of Independent Sales Organizations (ISOs) and their merchant customers and a purported subclass of ISOs. The complaint alleges violations of federal and state antitrust laws, state data privacy laws and the constitution, based on, among other things, Visa’s interchange fees and its assessment of fees for non-compliance with its surcharge rules. The complaint seeks to recover damages and to enjoin the enforcement of Visa’s default interchange and surcharge rules, among other things. On March 5, 2024, MiCamp Solutions filed an amended complaint on behalf of the same purported class and subclass, and containing similar allegations as in the original complaint, and on March 19, 2024, Visa filed a motion to dismiss that amended complaint.
Mirage Wine + Spirit’s Inc.
On December 14, 2023, a putative class action was filed in the U.S. District Court for the Southern District of Illinois by Mirage Wine + Spirit’s Inc. against Apple Inc. (Apple), Visa Inc. and Mastercard Incorporated on behalf of certain merchants in the United States that accepted Apple Pay as a method of payment at the physical point-of-sale from December 14, 2019. Plaintiff alleges a conspiracy under which Apple agreed not to enter a purported market for point-of-sale payment card networks services and seeks damages, injunctive relief and attorneys’ fees based on alleged violations of Section 1 of the Sherman Act. After various orders that resulted in the case being maintained in its originally filed court, plaintiffs filed an Amended Class Action Complaint on August 5, 2024. Thereafter, the district court set a trial date in 2026. On September 26, 2024, defendants filed a motion to dismiss the Amended Class Action Complaint.
U.S. Income Tax Litigation
On June 21, 2024, the Company filed a complaint against the United States in the U.S. Court of Federal Claims. The complaint challenges the denial by the Internal Revenue Service of certain income tax deductions from 2008 through 2015 related to software that the Company developed in the United States for utilization by Visa clients.
European Commission Client Incentive Agreements Investigation
On December 2, 2022, the European Commission (EC) informed Visa that it had opened a preliminary investigation into Visa’s incentive agreements with clients. On October 1, 2024, the EC informed Visa that it has closed the matter.
European Commission Acquirer Fees Investigation
On August 30, 2024, the EC informed Visa that it has opened a preliminary investigation into Visa’s fees charged to acquirers. Visa is cooperating with the EC in connection with the investigation.
German ATM Litigation
Beginning in December 2021, Visa was served with claims in Germany brought by German banks against Visa Europe and Visa Inc. The banks claim that Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals are anti-competitive, and the majority seek damages. Visa has filed challenges to the jurisdiction of the German courts to hear these claims. Jurisdictional challenges have been granted in some claims and denied in other claims, and these decisions have been appealed.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.
The effectiveness of our internal control over financial reporting as of September 30, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
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
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
(b) Trading Plans
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
We will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (Proxy Statement) no later than 120 days after the end of the fiscal year ended September 30, 2024. The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.
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
See Index to Consolidated Financial Statements in Item 8 of this report.
2.Consolidated Financial Statement Schedules
None.
3.The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index herein.
ITEM 16.    Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	5/10/2016

3.1	Eighth Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/24/2024

3.2	Amended and Restated Bylaws of Visa Inc.	8-K	001-33977	3.2	8/5/2022

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.3	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.4	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.5	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

4.6	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.7	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.8	Form of 1.500% Senior Note due 2026	8-K	001-33977	4.1	6/1/2022

4.9	Form of 0.750% Senior Note due 2027	8-K	001-33977	4.1	8/17/2020

4.10	Form of 1.900% Senior Note due 2027	8-K	001-33977	4.1	4/2/2020

4.11	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.12	Form of 2.000% Senior Note due 2029	8-K	001-33977	4.2	6/1/2022

4.13	Form of 2.050% Senior Note due 2030	8-K	001-33977	4.2	4/2/2020

4.14	Form of 1.100% Senior Note due 2031	8-K	001-33977	4.2	8/17/2020

4.15	Form of 2.375% Senior Note due 2034	8-K	001-33977	4.3	6/1/2022

4.16	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.17	Form of 2.700% Senior Note due 2040	8-K	001-33977	4.3	4/2/2020

4.18	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.19	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.20	Form of 2.000% Senior Note due 2050	8-K	001-33977	4.3	8/17/2020

4.21+	Description of Securities

10.1	Form of Indemnity Agreement	10-Q	001-33977	10.1	1/31/2020

10.2
Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.
		S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.5	Amended and Restated Five Year Revolving Credit Agreement, dated as of May 31, 2023, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #	10-Q	001-33977	10.1	07/26/2023

10.6	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.18	Form of Makewhole Agreement	S-4/A	333-276747	99.2	3/11/2024

10.19	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.20	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.21*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.22*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.23*	Visa Inc. 2007 Equity Incentive Compensation Plan, amended and restated as of January 26, 2021	8-K	001-33977	10.22	1/27/2021

10.24*	Visa Inc. Incentive Plan, as amended and restated as of July 18, 2022	10-Q	001-33977	10.1	7/28/2022

10.25*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.26*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.27*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.28*	Visa Inc. Executive Severance Plan, effective as of January 1, 2022	10-Q	001-33977	10.8	1/28/2022

10.29*	Visa Executive Officer Cash Severance Policy, effective as of November 6, 2023	10-K	001-33977	10.28	11/15/2023

10.30*	Visa Inc. Clawback Policy, as amended and restated November 1, 2023	10-K	001-33977	10.29	11/15/2023

10.31*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.34*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-K	001-33977	10.34	11/18/2021

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.1	1/31/2019

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.3	1/31/2019

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.6	1/31/2019

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after January 1, 2021	10-K	001-33977	10.44	11/18/2021

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.2	1/28/2022

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.3	1/28/2022

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.4	1/28/2022

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.5	1/28/2022

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.6	1/28/2022

10.45*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.7	1/28/2022

10.46*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.1	4/27/2023

10.47*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.2	4/27/2023

10.48*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.3	4/27/2023

10.49*	Form of Amendment Notification to Stock Option and Performance Share Award Holders	10-Q	001-33977	10.4	4/27/2023

10.50*	Offer Letter and One-Time Cash Award Agreement, dated June 13, 2023, between Visa Inc. and Chris Suh	8-K	001-33977	99.2	06/20/2023

10.51*	Amended and Restated Aircraft Time Sharing Agreement, effective November 1, 2019, between Visa Inc. and Alfred F. Kelly, Jr.	10-K	001-33977	10.48	11/13/2019

10.52*	First Amendment to Amended and Restated Aircraft Time Sharing Agreement, dated January 30, 2023, between Visa and Alfred F. Kelly, Jr.	10-Q	001-33977	10.5	4/27/2023

10.53*	Aircraft Time Sharing Agreement, effective January 30, 2023, between Visa and Ryan McInerney	10-Q	001-33977	10.6	4/27/2023

19.1+	Prevention of Insider Trading Policy, as Amended and Restated on July 18, 2024

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

By:	/s/ Ryan McInerney
Name:	Ryan McInerney
Title:	Chief Executive Officer
Date:	November 13, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan McInerney	Chief Executive Officer and Director	November 13, 2024
Ryan McInerney	(Principal Executive Officer)

/s/ Chris Suh	Chief Financial Officer	November 13, 2024
Chris Suh	(Principal Financial Officer)

/s/ Peter Andreski	Global Corporate Controller, Chief Accounting Officer	November 13, 2024
Peter Andreski	(Principal Accounting Officer)

/s/ John F. Lundgren	Board Chair	November 13, 2024
John F. Lundgren

/s/ Lloyd A. Carney	Director	November 13, 2024
Lloyd A. Carney

/s/ Kermit R. Crawford	Director	November 13, 2024
Kermit R. Crawford

/s/ Francisco Javier Fernández-Carbajal	Director	November 13, 2024
Francisco Javier Fernández-Carbajal

/s/ Ramon Laguarta	Director	November 13, 2024
Ramon Laguarta

/s/ Teri L. List	Director	November 13, 2024
Teri L. List

/s/ Denise M. Morrison	Director	November 13, 2024
Denise M. Morrison

/s/ Pamela Murphy	Director	November 13, 2024
Pamela Murphy

/s/ Linda J. Rendle	Director	November 13, 2024
Linda J. Rendle

/s/ Maynard G. Webb, Jr.	Director	November 13, 2024
Maynard G. Webb, Jr.