Form 10-Q
period 2024-12-31
VISA INC.
filed 2025-01-31
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of January 22, 2025, the registrant’s shares of common stock outstanding were as follows:

Class	Shares outstanding
Class A common stock, par value $0.0001 per share	1,723,362,347
Class B-1 common stock, par value $0.0001 per share	4,835,384
Class B-2 common stock, par value $0.0001 per share	120,338,948
Class C common stock, par value $0.0001 per share	9,240,640

VISA

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2024	September 30, 2024
	(in millions, except per share data)
Assets
Cash and cash equivalents	$12,367	$11,975
Restricted cash equivalents—U.S. litigation escrow	3,112	3,089
Investment securities	1,967	3,200
Settlement receivable	3,683	4,454
Accounts receivable	2,590	2,561
Customer collateral	3,518	3,524
Current portion of client incentives	1,992	1,918
Prepaid expenses and other current assets	3,393	3,312
Total current assets	32,622	34,033
Investment securities	1,757	2,545
Client incentives	4,631	4,628
Property, equipment and technology, net	3,974	3,824
Goodwill	19,548	18,941
Intangible assets, net	25,889	26,889
Other assets	3,467	3,651
Total assets	$91,888	$94,511
Liabilities
Accounts payable	$405	$479
Settlement payable	4,425	5,265
Customer collateral	3,518	3,524
Accrued compensation and benefits	1,226	1,538
Client incentives	9,249	9,075
Accrued liabilities	4,690	4,909
Current maturities of debt	3,929	—
Accrued litigation	1,649	1,727
Total current liabilities	29,091	26,517
Long-term debt	16,680	20,836
Deferred tax liabilities	5,192	5,301
Other liabilities	2,629	2,720
Total liabilities	53,592	55,374
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of December 31, 2024 and September 30, 2024	904	1,031
Common stock, $0.0001 par value:
Class A common stock, 1,726 and 1,733 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	—	—
Class B-1 and B-2 total common stock, 125 shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Class C common stock, 9 and 10 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	—	—
Right to recover for covered losses	(123)	(104)
Additional paid-in capital	21,324	21,229
Accumulated income	17,438	17,289
Accumulated other comprehensive income (loss):
Investment securities	12	30
Defined benefit pension and other postretirement plans	(15)	(16)
Derivative instruments	(105)	(213)
Foreign currency translation adjustments	(1,139)	(109)
Total accumulated other comprehensive income (loss)	(1,247)	(308)
Total equity	38,296	39,137
Total liabilities and equity	$91,888	$94,511
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
	(in millions, except per share data)
Net revenue	$9,510	$8,634

Operating Expenses
Personnel	1,813	1,479
Marketing	306	293
Network and processing	207	181
Professional fees	143	131
Depreciation and amortization	282	247
General and administrative	481	340
Litigation provision	44	9
Total operating expenses	3,276	2,680
Operating income	6,234	5,954

Non-operating Income (Expense)
Interest expense	(182)	(187)
Investment income (expense) and other	148	275
Total non-operating income (expense)	(34)	88
Income before income taxes	6,200	6,042
Income tax provision	1,081	1,152
Net income	$5,119	$4,890

Basic Earnings Per Share
Class A common stock	$2.58	$2.39
Class B-1 common stock	$4.04	$3.80
Class B-2 common stock(1)	$3.99	$—
Class C common stock	$10.33	$9.58

Basic Weighted-average Shares Outstanding
Class A common stock	1,729	1,584
Class B-1 common stock	5	245
Class B-2 common stock(1)	120	—
Class C common stock	10	9

Diluted Earnings Per Share
Class A common stock	$2.58	$2.39
Class B-1 common stock	$4.04	$3.80
Class B-2 common stock(1)	$3.98	$—
Class C common stock	$10.32	$9.57

Diluted Weighted-average Shares Outstanding
Class A common stock	1,985	2,045
Class B-1 common stock	5	245
Class B-2 common stock(1)	120	—
Class C common stock	10	9
(1)     No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 9—Stockholders’ Equity for further details.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
	(in millions)
Net income	$5,119	$4,890
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(24)	58
Income tax effect	6	(12)
Defined benefit pension and other postretirement plans:
Reclassification adjustments	1	3
Income tax effect	—	(1)
Derivative instruments:
Net unrealized gain (loss)	168	(77)
Income tax effect	(25)	16
Reclassification adjustments	(42)	39
Income tax effect	7	(9)
Foreign currency translation adjustments:
Translation adjustments	(935)	588
Income tax effect	(95)	57
Other comprehensive income (loss)	(939)	662
Comprehensive income	$4,180	$5,552
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended December 31, 2024
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2024	5		$1,031	(1)	1,868	$21,229	$(104)	$17,289	$(308)	$39,137
Net income								5,119		5,119
Other comprehensive income (loss)									(939)	(939)
VE territory covered losses incurred							(27)			(27)
Recovery through conversion rate adjustment			(8)				8			—
Conversions to class A common stock	—	(2)	(119)		3	119				—
Share-based compensation						224				224
Stock issued under equity plans					3	127				127
Shares withheld for taxes related to stock issued under equity plans					(1)	(235)				(235)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(1,170)		(1,170)
Repurchases of class A common stock					(13)	(140)		(3,800)		(3,940)
Balance as of December 31, 2024	5		$904	(1)	1,860	$21,324	$(123)	$17,438	$(1,247)	$38,296
(1)As of December 31, 2024 and September 30, 2024, the book value of series A convertible participating preferred stock (series A preferred stock) was $421 million and $540 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended December 31, 2023
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452	$(140)	$18,040	$(1,317)	$38,733
Net income								4,890		4,890
Other comprehensive income (loss)									662	662
VE territory covered losses incurred							(24)			(24)
Recovery through conversion rate adjustment			(25)				25			—
Conversions to class A common stock	—	(2)	(58)		1	58				—
Share-based compensation						209				209
Stock issued under equity plans					2	104				104
Shares withheld for taxes related to stock issued under equity plans					(1)	(172)				(172)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock								(1,060)		(1,060)
Repurchases of class A common stock					(15)	(161)		(3,448)		(3,609)
Balance as of December 31, 2023	5		$1,615	(1)	1,836	$20,490	$(139)	$18,422	$(655)	$39,733
(1)As of December 31, 2023 and September 30, 2023, the book value of series A preferred stock was $398 million and $456 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
	(in millions)
Operating Activities
Net income	$5,119	$4,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	3,797	3,348
Share-based compensation	224	209
Depreciation and amortization	282	247
Deferred income taxes	38	59
VE territory covered losses incurred	(27)	(24)
(Gains) losses on equity investments, net	75	(4)
Other	56	11
Change in operating assets and liabilities:
Settlement receivable	657	(257)
Accounts receivable	(64)	(195)
Client incentives	(3,649)	(3,601)
Other assets	(10)	(204)
Accounts payable	(54)	(18)
Settlement payable	(673)	313
Accrued and other liabilities	(303)	(877)
Accrued litigation	(72)	(283)
Net cash provided by (used in) operating activities	5,396	3,614
Investing Activities
Purchases of property, equipment and technology	(345)	(267)
Purchases of investment securities	—	(2,743)
Proceeds from maturities and sales of investment securities	2,042	1,137
Acquisitions, net of cash and restricted cash acquired	(906)	—
Purchases of other investments	(6)	(11)
Other investing activities	5	(5)
Net cash provided by (used in) investing activities	790	(1,889)
Financing Activities
Repurchases of class A common stock	(4,011)	(3,580)
Dividends paid	(1,170)	(1,060)
Proceeds from stock issued under equity plans	127	104
Taxes paid related to stock issued under equity plans	(235)	(172)
Other financing activities	(186)	329
Net cash provided by (used in) financing activities	(5,475)	(4,379)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(508)	300
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	203	(2,354)
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	19,763	21,990
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$19,966	$19,636
Supplemental Disclosure
Cash paid for income taxes, net(1)	$1,194	$1,503
Interest payments on debt	$213	$213
Accruals related to purchases of property, equipment and technology	$40	$26
(1)For the three months ended December 31, 2024, the amount includes $1.1 billion of cash paid for federal transferable tax credits.

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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to Visa’s Annual Report on Form 10-K for the year ended September 30, 2024 for additional disclosures, including a summary of the Company’s significant accounting policies.
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
Note 2—Acquisitions
In December 2024, Visa acquired Featurespace Limited, a developer of real-time artificial intelligence payments protection technology that prevents and mitigates payments fraud and financial crime risks, for a purchase consideration of $946 million. Due to the limited amount of time since the acquisition date, the initial allocation of the purchase price has not yet been completed. On a provisional basis, the Company allocated $143 million of the purchase consideration to technology, customer relationships and deferred tax liabilities and the remaining $803 million to goodwill. The Company expects to finalize the purchase price allocation once the information required to complete the accounting is available, but no later than one year from the acquisition date.

Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Service revenue	$4,208	$3,915
Data processing revenue	4,745	4,356
International transaction revenue	3,442	3,019
Other revenue	912	692
Client incentives	(3,797)	(3,348)
Net revenue	$9,510	$8,634

	Three Months Ended December 31,
	2024	2023
	(in millions)
U.S.	$3,738	$3,645
International	5,772	4,989
Net revenue	$9,510	$8,634
For the three months ended December 31, 2024 and 2023, revenue from value-added services was $2.4 billion and $2.1 billion, respectively. Revenue from value-added services is recognized within data processing, other and service revenue.
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of December 31, 2024, the remaining performance obligations were $4.3 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31, 2024	September 30, 2024
	(in millions)
Cash and cash equivalents	$12,367	$11,975
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	3,112	3,089
Customer collateral	3,518	3,524
Prepaid expenses and other current assets	969	1,175
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,966	$19,763

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
The following table presents the changes in the U.S. litigation escrow account:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Balance as of beginning of period	$3,089	$1,764
Payments to opt-out merchants(1), net of interest earned on escrow funds	23	(148)
Balance as of end of period	$3,112	$1,616
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
The following table presents the activities related to VE territory covered losses in the preferred stock and right to recover for covered losses within stockholders’ equity:

	Three Months Ended December 31, 2024
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$104	$387	$(104)
VE territory covered losses incurred(1)	—	—	(27)
Recovery through conversion rate adjustment	(5)	(3)	8
Balance as of end of period	$99	$384	$(123)

	Three Months Ended December 31, 2023
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$441	$801	$(140)
VE territory covered losses incurred(1)	—	—	(24)
Recovery through conversion rate adjustment	(22)	(3)	25
Balance as of end of period	$419	$798	$(139)
(1)VE territory covered losses incurred reflect litigation provision for settlements with merchants and additional legal costs. See Note 13—Legal Matters.
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	December 31, 2024		September 30, 2024
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$781	$99	$684	$104
Series C preferred stock	1,779	384	1,550	387
Total	2,560	483	2,234	491
Less: right to recover for covered losses	(123)	(123)	(104)	(104)
Total recovery for covered losses available	$2,437	$360	$2,130	$387
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of December 31, 2024, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.9960 and 1.7830, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $316.04, Visa’s class A common stock closing stock price.
(3)As of September 30, 2024, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 1.0030 and 1.7860, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $274.95, Visa’s class A common stock closing stock price.

Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$10,623	$10,403	$—	$—
U.S. Treasury securities	7	7	—	—
Investment securities:
Marketable equity securities	334	301	—	—
U.S. government-sponsored debt securities	—	—	304	496
U.S. Treasury securities	3,086	4,948	—	—
Other current and non-current assets:
Money market funds	25	25	—	—
Derivative instruments	—	—	448	103
Total	$14,075	$15,684	$752	$599
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$261	$238	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	272	226
Total	$261	$238	$272	$226
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$303	$1	$—	$304
U.S. Treasury securities	3,079	14	—	3,093
Total	$3,382	$15	$—	$3,397

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$492	$4	$—	$496
U.S. Treasury securities	4,920	40	(5)	4,955
Total	$5,412	$44	$(5)	$5,451
The stated maturities of debt securities were as follows:

December 31, 2024
(in millions)
Due within one year	$1,713
Due after one year through five years	1,684
Total	$3,397
Equity Securities
For the three months ended December 31, 2024 and 2023, the Company recognized net unrealized losses of $83 million and net unrealized gains of $36 million, respectively, on marketable and non-marketable equity securities held as of period end.
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
The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	December 31, 2024	September 30, 2024
	(in millions)
Initial cost basis	$711	$711
Adjustments:
Upward adjustments	909	910
Downward adjustments, including impairment	(552)	(465)
Carrying amount	$1,068	$1,156
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Upward adjustments	$—	$9
Downward adjustments, including impairment	$(91)	$—

Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, instruments. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of December 31, 2024, the carrying value and estimated fair value of debt was $20.6 billion and $18.4 billion, respectively. As of September 30, 2024, the carrying value and estimated fair value of debt was $20.8 billion and $19.2 billion, respectively.
Other financial instruments not measured at fair value. As of December 31, 2024, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed an annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2024, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of December 31, 2024.

Note 7—Debt
The Company had outstanding debt as follows:

	December 31, 2024	September 30, 2024	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$4,000	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,412	1,513	1.71%
2.00% Senior Notes due June 2029	1,046	1,120	2.13%
2.375% Senior Notes due June 2034	680	728	2.53%
Total debt	20,888	21,111
Unamortized discounts and debt issuance costs	(136)	(142)
Hedge accounting fair value adjustments(2)	(143)	(133)
Total carrying value of debt	$20,609	$20,836

Reported as:
Current maturities of debt	$3,929	$—
Long-term debt	16,680	20,836
Total carrying value of debt	$20,609	$20,836
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For the three months ended December 31, 2024, the Company’s maximum daily settlement exposure was $153.4 billion and the average daily settlement exposure was $89.7 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, letters of credit, guarantees, beneficial rights to trust assets and pledged securities. As of December 31, 2024, the Company had total collateral of $7.9 billion.
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares outstanding, and the number of shares of class A common stock on an as-converted basis were as follows:

	December 31, 2024					September 30, 2024
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		7	—	(2)	100.0000		9
Series B preferred stock	2		0.9960		2	2		1.0030		2
Series C preferred stock	3		1.7830		6	3		1.7860		6
Class A common stock	1,726		—		1,726	1,733		—		1,733
Class B-1 common stock	5		1.5653	(3)	8	5		1.5653	(3)	8
Class B-2 common stock	120		1.5430	(3)	186	120		1.5430	(3)	186
Class C common stock	9		4.0000		37	10		4.0000		39
Total					1,972					1,983
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
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$312.39		$312.39		$254.32		$254.32
Recovery through conversion rate adjustment	$5		$3		$22		$3
(1)The reduction in equivalent number of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.

Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended December 31,
	2024	2023
	(in millions, except per share data)
Shares repurchased in the open market(1)	13	15
Average repurchase cost per share(2)	$300.61	$238.47
Total cost(2)	$3,940	$3,609
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. As of December 31, 2024, shares repurchased in the open market include $70 million unsettled repurchases.
In October 2023, the Company’s board of directors authorized a share repurchase program of $25.0 billion, providing multi-year flexibility. This authorization has no expiration date. As of December 31, 2024, the Company’s share repurchase program had remaining authorized funds of $9.1 billion. All share repurchase programs authorized prior to October 2023 have been completed.
Dividends. For the three months ended December 31, 2024 and 2023, the Company declared and paid dividends of $1.2 billion and $1.1 billion, respectively. On January 28, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on March 3, 2025 to all holders of record as of February 11, 2025.
Class B common stock. In January 2024, Visa’s common stockholders approved amendments to the Company’s certificate of incorporation that authorized Visa to implement an exchange offer program that released transfer restrictions on portions of the Company’s class B common stock by allowing holders to exchange a portion of their outstanding shares of class B common stock for shares of freely tradeable class C common stock. The certificate of incorporation amendments automatically redenominated all shares of class B common stock outstanding at the amendment date as class B-1 common stock with no changes to the par value, conversion features, rights or privileges. All references to class B common stock outstanding prior to January 23, 2024 have been updated in this report to class B-1 common stock to reflect this redenomination. The amendments also authorized new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock is tendered in exchange and retired.
Class B-1 common stock exchange offer. In May 2024, Visa accepted 241 million shares of class B-1 common stock tendered in the exchange offer. In exchange, Visa issued approximately 120 million shares of class B-2 common stock and 48 million shares of class C common stock. The class B-1 common shares exchanged have been retired and constitute authorized but unissued shares. Future conversion rate adjustments for the class B-2 common stock will have double the impact compared to conversion rate adjustments for the class B-1 common stock.

Note 10—Earnings Per Share

The following tables present earnings per share:

	Three Months Ended December 31, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$4,466	1,729	$2.58	$5,119	(3)	1,985	(3)	$2.58
Class B-1 common stock	20	5	$4.04	$20		5		$4.04
Class B-2 common stock(4)	480	120	$3.99	$479		120		$3.98
Class C common stock	98	10	$10.33	$98		10		$10.32
Participating securities	55	Not presented	Not presented	$55		Not presented		Not presented
Net income	$5,119

	Three Months Ended December 31, 2023
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,792	1,584	$2.39	$4,890	(3)	2,045	(3)	$2.39
Class B-1 common stock	933	245	$3.80	$932		245		$3.80
Class C common stock	91	9	$9.58	$91		9		$9.57
Participating securities	74	Not presented	Not presented	$74		Not presented		Not presented
Net income	$4,890
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of any class B-1, B-2 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. The common stock equivalents were not material for the three months ended December 31, 2024 and 2023.
(4)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 9—Stockholders’ Equity for further details.

The following table presents the weighted-average number of as-converted class A common stock outstanding:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Class B-1 common stock	8	390
Class B-2 common stock(1)	186	—
Class C common stock	38	38
Participating securities	21	31
(1)     No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 9—Stockholders’ Equity for further details.

Note 11—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) for the three months ended December 31, 2024:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	643,847	$73.55	$311.85
Restricted stock units	2,376,825	$311.41
Performance-based shares(1)	476,480	$345.65
(1)Represents the maximum number of performance-based shares which could be earned.
For the three months ended December 31, 2024 and 2023, the Company recorded share-based compensation cost related to the EIP of $215 million and $200 million, respectively.
Note 12—Income Taxes
For the three months ended December 31, 2024 and 2023, the effective income tax rates were 17% and 19%, respectively. The effective income tax rates differ due to various items including a change in the geographic mix of earnings.
For the three months ended December 31, 2024, the Company’s gross unrecognized tax benefits increased $93 million, and the Company’s net unrecognized tax benefits increased $12 million. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions, including an increase in gross timing differences.
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

The following table summarizes the activity related to accrued litigation:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,727	$1,751
Provision for uncovered legal matters	17	10
Provision for covered legal matters	34	22
Payments for legal matters	(129)	(312)
Balance as of end of period	$1,649	$1,471
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Balance as of beginning of period	$1,537	$1,621
Provision for interchange multidistrict litigation	27	—
Payments for U.S. covered litigation	—	(160)
Balance as of end of period	$1,564	$1,461
For the three months ended December 31, 2024, the Company recorded an additional accrual of $27 million to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

The following table summarizes the accrual activity related to VE territory covered litigation:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Balance as of beginning of period	$72	$110
Provision for VE territory covered litigation	7	22
Payments for VE territory covered litigation	(21)	(126)
Balance as of end of period	$58	$6
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 74% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
On November 15, 2024, defendants served a motion for injunction compelling dismissal of claims by Intuit and Block.
On December 18, 2024, in the actions led by Target Corporation and by 7-Eleven, Inc., the U.S. District Court for the Southern District of New York denied defendants’ motion for a revised summary judgment ruling based on Illinois Brick.
Consumer Interchange Litigation
On December 20, 2024, the district court adopted the magistrate judge’s recommendation to deny defendants’ motion to compel arbitration and grant defendants’ motion to dismiss plaintiffs’ California law claims, and plaintiffs moved for reconsideration.
VE Territory Covered Litigation
Europe Merchant Litigation
On December 19, 2024 the UK Court of Appeal issued a decision restricting Merchant damages to six years preceding the claim filing. The six-year limitation period will apply to all existing and future Merchant claims brought under English law in the Courts of England and Wales.
Other Litigation
U.S. Department of Justice
On December 16, 2024, Visa filed a motion to dismiss the complaint.
U.S. Debit Class Actions
On November 26, 2024, plaintiffs in the four putative class actions brought on behalf of merchants then-pending in the U.S. District Court for the Southern District of New York moved to consolidate their cases, appoint interim leadership, and enter an interim schedule, which the court granted. On December 16, 2024, those plaintiffs filed an amended consolidated complaint. On December 13, 2024, plaintiffs in three putative class actions brought on behalf of cardholders pending in or being transferred to the U.S. District Court for the Southern District of New York moved to consolidate their cases, appoint interim leadership and enter an interim schedule, which the court granted. Two remaining cardholder actions were subsequently transferred to that court. On December 27, 2024, plaintiffs in the consolidated cardholder actions filed an amended consolidated complaint. On January 29, 2025, an additional putative class action brought on behalf of merchants was filed in the U.S. District Court for the Southern District of New York.

U.S. Securities Class Action
On November 20, 2024, Beibei Cai filed a putative securities class action in the U.S. District Court for the Northern District of California against Visa Inc., and certain of our officers on behalf of all persons or entities who purchased or otherwise acquired publicly traded Visa securities between November 16, 2023 and September 23, 2024. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 in failing to disclose that Visa was in violation of U.S. federal antitrust laws, as was alleged in the lawsuit filed by the U.S. Department of Justice on September 24, 2024 (see U.S. Department of Justice matter). The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees, and costs.
Debit Surcharge Class Action
On December 4, 2024, James Williams filed a putative class action in the U.S. District Court for the Northern District of California against Visa Inc. on behalf of a nationwide class of all persons in the United States who paid a surcharge when completing a purchase with a Visa debit card in a transaction with a merchant located in the United States since 2010. The complaint claims that Visa has failed to enforce its rules prohibiting merchants from surcharging those transactions, and that plaintiff and putative class members have been harmed as a result. Plaintiff asserts breach of contract, unjust enrichment and unfair competition claims, and seeks monetary damages, declaratory and injunctive relief.
U.S. ATM Access Fee Litigation
On December 6, 2024, plaintiffs in the Mackmin action filed a motion for final approval of the class action settlement with Visa and Mastercard.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our unaudited consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2024, and any subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended December 31,
	2024	2023	% Change(1)
	(in millions, except percentages and per share data)
Net revenue	$9,510	$8,634	10%
Operating expenses	$3,276	$2,680	22%
Net income	$5,119	$4,890	5%
Diluted earnings per share	$2.58	$2.39	8%

Non-GAAP operating expenses(2)	$2,917	$2,619	11%
Non-GAAP net income(2)	$5,463	$4,938	11%
Non-GAAP diluted earnings per share(2)	$2.75	$2.41	14%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights. For the three months ended December 31, 2024, net revenue increased 10% over the prior year, primarily due to the growth in processed transactions, nominal cross-border volume and nominal payments volume, partially offset by higher client incentives. For the three months ended December 31, 2024, exchange rate movements did not have a material impact on net revenue growth. See Results of Operations—Net Revenue below for further discussion.
For the three months ended December 31, 2024, GAAP operating expenses increased 22% over the prior year, primarily driven by higher personnel and general and administrative expenses. See Results of Operations—Operating Expenses below for further discussion. For the three months ended December 31, 2024, exchange rate movements negatively impacted our operating expenses by approximately one percentage point.
For the three months ended December 31, 2024, non-GAAP operating expenses increased 11% over the prior year, primarily driven by higher personnel and general and administrative expenses.
Acquisition. In December 2024, we acquired Featurespace Limited (Featurespace), a developer of real-time artificial intelligence payments protection technology that prevents and mitigates payments fraud and financial crime risks, for a purchase consideration of $946 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Interchange multidistrict litigation. For the three months ended December 31, 2024, we recorded an additional accrual of $27 million to address claims associated with the interchange multidistrict litigation. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. For the three months ended December 31, 2024, we repurchased 13 million shares of our class A common stock in the open market for $3.9 billion. As of December 31, 2024, our share repurchase program had remaining authorized funds of $9.1 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

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
•Severance costs. For the three months ended December 31, 2024, we recorded severance costs within personnel expense to realign our organizational structure and focus on areas that will drive higher long-term growth. This broad-based optimization effort has been excluded as it is not representative of our ongoing operations.
•Lease consolidation costs. For the three months ended December 31, 2024, we recorded a charge within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded these amounts as it does not reflect the underlying performance of our business.
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. For the three months ended December 31, 2024, we have excluded this amount to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 and class B-2 common stock ultimately convert into shares of class A common stock. For the three months ended December 31, 2024 and 2023, there was no conversion rate adjustment. See Note 5—U.S. and Europe Retrospective Responsibility Plans to our unaudited consolidated financial statements.

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

	Three Months Ended December 31, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$3,276	$(34)	$1,081	17.4%	$5,119	$2.58
(Gains) losses on equity investments, net	—	75	17		58	0.03
Amortization of acquired intangible assets	(46)	—	11		35	0.02
Acquisition-related costs	(34)	—	2		32	0.02
Severance costs	(213)	—	45		168	0.08
Lease consolidation costs	(39)	—	9		30	0.02
Litigation provision	(27)	—	6		21	0.01
Non-GAAP	$2,917	$41	$1,171	17.7%	$5,463	$2.75

	Three Months Ended December 31, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$2,680	$88	$1,152	19.1%	$4,890	$2.39
(Gains) losses on equity investments, net	—	(4)	(1)		(3)	—
Amortization of acquired intangible assets	(40)	—	9		31	0.01
Acquisition-related costs	(21)	—	1		20	0.01
Non-GAAP	$2,619	$84	$1,161	19.0%	$4,938	$2.41
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

The following table presents nominal payments and cash volume:

	U.S.			International			Visa
	Three Months Ended September 30,(1)			Three Months Ended September 30,(1)			Three Months Ended September 30,(1)
	2024	2023	% Change(2)	2024	2023	% Change(2)	2024	2023	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$610	$580	5%	$774	$736	5%	$1,384	$1,316	5%
Consumer debit(3)	771	731	6%	827	747	11%	1,598	1,478	8%
Commercial(4)	268	260	3%	159	150	6%	428	410	4%
Total nominal payments volume(2)	$1,649	$1,570	5%	$1,760	$1,634	8%	$3,410	$3,204	6%
Cash volume(5)	150	155	(3%)	475	476	—%	625	630	(1%)
Total nominal volume(2),(6)	$1,799	$1,725	4%	$2,235	$2,109	6%	$4,034	$3,834	5%
The following table presents the change in nominal and constant payments and cash volume:

	International		Visa
	Three Months Ended September 30, 2024 vs. 2023(1),(2)		Three Months Ended September 30, 2024 vs. 2023(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	5%	8%	5%	7%
Consumer debit growth(3)	11%	12%	8%	9%
Commercial growth(4)	6%	9%	4%	5%
Total payments volume growth	8%	10%	6%	8%
Cash volume growth(5)	—%	4%	(1%)	2%
Total volume growth	6%	9%	5%	7%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the three months ended December 31, 2024 and 2023, respectively, was based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2024 and 2023, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended December 31,
	2024	2023	% Change(1)
	(in millions, except percentages)
Visa processed transactions	63,797	57,472	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

Results of Operations
Net Revenue
The following table presents our net revenue earned in the U.S. and internationally:

	Three Months Ended December 31,
	2024	2023	% Change(1)
	(in millions, except percentages)
U.S.	$3,738	$3,645	3%
International	5,772	4,989	16%
Net revenue	$9,510	$8,634	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased over the three-month prior-year comparable period primarily due to the growth in processed transactions, nominal cross-border volume and nominal payments volume, partially offset by higher client incentives.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. For the three months ended December 31, 2024, exchange rate movements did not have a material impact on net revenue growth.
The following table presents the components of our net revenue:

	Three Months Ended December 31,
	2024	2023	% Change(1)
	(in millions, except percentages)
Service revenue	$4,208	$3,915	8%
Data processing revenue	4,745	4,356	9%
International transaction revenue	3,442	3,019	14%
Other revenue	912	692	32%
Client incentives	(3,797)	(3,348)	13%
Net revenue	$9,510	$8,634	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased over the three-month prior-year comparable period primarily due to 6% growth in nominal payments volume.
•Data processing revenue increased over the three-month prior-year comparable period primarily due to 11% growth in processed transactions.
•International transaction revenue increased over the three-month prior-year comparable period primarily due to growth in nominal cross-border volumes of 15%, excluding transactions within Europe.
•Other revenue increased over the three-month prior-year comparable period primarily due to growth in consulting and marketing services and select pricing modifications.
•Client incentives increased over the three-month prior-year comparable period primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
For the three months ended December 31, 2024 and 2023, revenue from value-added services was $2.4 billion and $2.1 billion, respectively. Value-added services revenue increased 17% primarily due to growth in consulting and marketing services, issuing solutions and risk and identity solutions.

Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended December 31,
	2024	2023	% Change(1)
	(in millions, except percentages)
Personnel	$1,813	$1,479	23%
Marketing	306	293	4%
Network and processing	207	181	15%
Professional fees	143	131	9%
Depreciation and amortization	282	247	14%
General and administrative	481	340	42%
Litigation provision	44	9	NM
Total operating expenses	$3,276	$2,680	22%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased over the three-month prior-year comparable period primarily due to severance costs in the current period to realign our organizational structure and a higher number of employees and compensation focused on areas that will drive higher long-term growth, including acquisitions.
•Network and processing expenses increased over the three-month prior-year comparable period primarily due to continued technology and processing network investments to support growth.
•Depreciation and amortization increased over the three-month prior-year comparable period primarily due to additional amortization and depreciation from our on-going investments and acquisitions.
•General and administrative expenses increased over the three-month prior-year comparable period primarily due to unfavorable foreign currency fluctuations, lease consolidation costs in the current period and higher usage of travel related card benefits.
•Litigation provision increased over the three-month prior-year comparable period primarily due to the accrual related to the U.S. covered litigation in the current period. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended December 31,
	2024	2023	% Change(1)
	(in millions, except percentages)
Interest expense	$(182)	$(187)	(3%)
Investment income (expense) and other	148	275	(46%)
Total non-operating income (expense)	$(34)	$88	(138%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Investment income (expense) and other decreased over the three-month prior-year comparable period primarily due to losses on our equity investments and lower interest income on our cash and investments.

Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended December 31,
	2024	2023
Effective income tax rate	17%	19%
The effective income tax rate decreased over the three-month prior-year comparable period due to various items including a change in the geographic mix of earnings.
The Organization for Economic Cooperation and Development (OECD) published administrative guidance around the implementation of a 15% global minimum tax (Pillar Two). Various OECD member countries have either enacted or are in the process of enacting Pillar Two legislation. While we do not expect a material tax impact in fiscal 2025, we are monitoring developments and evaluating the potential impact of Pillar Two on future years.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Total cash provided by (used in):
Operating activities	$5,396	$3,614
Investing activities	$790	$(1,889)
Financing activities	$(5,475)	$(4,379)
Operating activities. Cash provided by operating activities increased over the three-month prior-year comparable period primarily due to growth in our underlying business and the timing of payments related to income taxes.
Investing activities. Cash provided by investing activities increased over the three-month prior-year comparable period primarily due to the absence of investment security purchases and higher proceeds from investment security sales and maturities, partially offset by cash paid for an acquisition in the current period.
Financing activities. Cash used in financing activities increased over the three-month prior-year comparable period primarily due to lower funds held on behalf of clients, higher share repurchases and higher dividends paid.
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

Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2024, except as discussed below.
Common stock repurchases. For the three months ended December 31, 2024, we repurchased shares of our class A common stock in the open market for $3.9 billion. As of December 31, 2024, our share repurchase program had remaining authorized funds of $9.1 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. For the three months ended December 31, 2024, we declared and paid $1.2 billion in dividends to holders of our common and preferred stock. On January 28, 2025, our board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Senior notes. A principal payment on our senior notes of $4.0 billion is due in December 2025 for which we have sufficient liquidity. See Note 7—Debt to our unaudited consolidated financial statements.
Acquisition. In December 2024, we acquired Featurespace for a purchase consideration of $946 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. Subsequently, the FASB also issued an amendment to this standard. The amendments in the ASU are effective for our annual periods beginning October 1, 2027, and interim periods beginning October 1, 2028, and require either prospective or retrospective application. We are currently evaluating the impact of the ASU on our disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks since September 30, 2024.

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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
See Note 13—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for developments concerning the Company’s current material legal proceedings, since the Company's Annual Report on Form 10-K for the year ended September 30, 2024.

ITEM 1A.	Risk Factors
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1 - 31, 2024	6	$284.19	6	$11,409
November 1 - 30, 2024	3	$308.07	3	$10,452
December 1 - 31, 2024	4	$318.28	4	$9,135
Total	13	$300.61	13
(1)Includes applicable taxes.
See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(c) Trading Plans
For the three months ended December 31, 2024, the following officer adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, which is intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:
On December 13, 2024, Paul D. Fabara, our Chief Risk and Client Services Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 192,430 shares of our class A common stock, including shares issuable upon the vesting of performance shares. The duration of the trading arrangement is until December 31, 2025 or earlier if all transactions under the trading arrangement are completed.
No other officers or directors adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for the three months ended December 31, 2024.

ITEM 6.	Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

10.1*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2024

10.2*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2024

10.3*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2024

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or arrangement.
+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	January 30, 2025	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2025	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	January 30, 2025	By:	/s/ Peter Andreski
		Name:	Peter Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)