Form 10-Q
period 2025-03-31
VISA INC.
filed 2025-04-30
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of April 23, 2025, the registrant’s shares of common stock outstanding were as follows:

Class	Shares outstanding
Class A common stock, par value $0.0001 per share	1,710,985,048
Class B-1 common stock, par value $0.0001 per share	4,835,384
Class B-2 common stock, par value $0.0001 per share	120,338,948
Class C common stock, par value $0.0001 per share	9,000,668

VISA

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	September 30, 2024
	(in millions, except per share data)
Assets
Cash and cash equivalents	$11,734	$11,975
Restricted cash equivalents—U.S. litigation escrow	2,926	3,089
Investment securities	2,017	3,200
Settlement receivable	4,244	4,454
Accounts receivable	2,719	2,561
Customer collateral	3,543	3,524
Current portion of client incentives	2,175	1,918
Prepaid expenses and other current assets	3,576	3,312
Total current assets	32,934	34,033
Investment securities	1,470	2,545
Client incentives	4,760	4,628
Property, equipment and technology, net	4,023	3,824
Goodwill	19,641	18,941
Intangible assets, net	26,408	26,889
Other assets	3,617	3,651
Total assets	$92,853	$94,511
Liabilities
Accounts payable	$421	$479
Settlement payable	4,996	5,265
Customer collateral	3,543	3,524
Accrued compensation and benefits	1,225	1,538
Client incentives	9,665	9,075
Accrued liabilities	4,507	4,909
Current maturities of debt	3,948	—
Accrued litigation	2,076	1,727
Total current liabilities	30,381	26,517
Long-term debt	16,814	20,836
Deferred tax liabilities	5,160	5,301
Other liabilities	2,468	2,720
Total liabilities	54,823	55,374
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of March 31, 2025 and September 30, 2024	880	1,031
Common stock, $0.0001 par value:
Class A common stock, 1,715 and 1,733 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	—	—
Class B-1 and B-2 total common stock, 125 shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Class C common stock, 9 and 10 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	—	—
Right to recover for covered losses	(120)	(104)
Additional paid-in capital	21,579	21,229
Accumulated income	16,518	17,289
Accumulated other comprehensive income (loss):
Investment securities	14	30
Defined benefit pension and other postretirement plans	(8)	(16)
Derivative instruments	(206)	(213)
Foreign currency translation adjustments	(627)	(109)
Total accumulated other comprehensive income (loss)	(827)	(308)
Total equity	38,030	39,137
Total liabilities and equity	$92,853	$94,511
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in millions, except per share data)
Net revenue	$9,594	$8,775	$19,104	$17,409

Operating Expenses
Personnel	1,657	1,603	3,470	3,082
Marketing	381	338	687	631
Network and processing	224	189	431	370
Professional fees	173	160	316	291
Depreciation and amortization	305	249	587	496
General and administrative	419	452	900	792
Litigation provision	1,000	430	1,044	439
Total operating expenses	4,159	3,421	7,435	6,101
Operating income	5,435	5,354	11,669	11,308

Non-operating Income (Expense)
Interest expense	(158)	(82)	(340)	(269)
Investment income (expense) and other	161	241	309	516
Total non-operating income (expense)	3	159	(31)	247
Income before income taxes	5,438	5,513	11,638	11,555
Income tax provision	861	850	1,942	2,002
Net income	$4,577	$4,663	$9,696	$9,553

Basic Earnings Per Share
Class A common stock	$2.32	$2.29	$4.90	$4.68
Class B-1 common stock	$3.63	$3.63	$7.68	$7.44
Class B-2 common stock(1)	$3.58	$—	$7.57	$—
Class C common stock	$9.29	$9.16	$19.62	$18.73

Basic Weighted-average Shares Outstanding
Class A common stock	1,721	1,579	1,725	1,582
Class B-1 common stock	5	245	5	245
Class B-2 common stock(1)	120	—	120	—
Class C common stock	9	9	9	9

Diluted Earnings Per Share
Class A common stock	$2.32	$2.29	$4.90	$4.68
Class B-1 common stock	$3.63	$3.63	$7.67	$7.43
Class B-2 common stock(1)	$3.58	$—	$7.56	$—
Class C common stock	$9.27	$9.15	$19.59	$18.71

Diluted Weighted-average Shares Outstanding
Class A common stock	1,974	2,039	1,979	2,042
Class B-1 common stock	5	245	5	245
Class B-2 common stock(1)	120	—	120	—
Class C common stock	9	9	9	9
(1)     No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 9—Stockholders’ Equity for further details.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Net income	$4,577	$4,663	$9,696	$9,553
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	4	(8)	(20)	50
Income tax effect	(2)	1	4	(11)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	6	8	6	8
Income tax effect	(1)	(2)	(1)	(2)
Reclassification adjustments	2	3	3	6
Income tax effect	—	(1)	—	(2)
Derivative instruments:
Net unrealized gain (loss)	(130)	58	38	(19)
Income tax effect	23	(7)	(2)	9
Reclassification adjustments	10	(6)	(32)	33
Income tax effect	(4)	1	3	(8)
Foreign currency translation adjustments:
Translation adjustments	459	(357)	(476)	231
Income tax effect	53	(33)	(42)	24
Other comprehensive income (loss)	420	(343)	(519)	319
Comprehensive income	$4,997	$4,320	$9,177	$9,872
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2025
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of December 31, 2024	5		$904	1,860		$21,324	$(123)	$17,438	$(1,247)	$38,296
Net income								4,577		4,577
Other comprehensive income (loss)									420	420
VE territory covered losses							3			3
Conversions to class A common stock	—	(1)	(24)	1		24				—
Share-based compensation						259				259
Stock issued under equity plans				1		119				119
Shares withheld for taxes related to stock issued under equity plans				—	(1)	(7)				(7)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(1,164)		(1,164)
Repurchases of class A common stock				(13)		(140)		(4,333)		(4,473)
Balance as of March 31, 2025	5		$880	1,849		$21,579	$(120)	$16,518	$(827)	$38,030
(1)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2025
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2024	5		$1,031	(1)	1,868	$21,229	$(104)	$17,289	$(308)	$39,137
Net income								9,696		9,696
Other comprehensive income (loss)									(519)	(519)
VE territory covered losses							(24)			(24)
Recovery through conversion rate adjustment			(8)				8			—
Conversions to class A common stock	—	(2)	(143)		4	143				—
Share-based compensation						483				483
Stock issued under equity plans					4	246				246
Shares withheld for taxes related to stock issued under equity plans					(1)	(242)				(242)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(2,334)		(2,334)
Repurchases of class A common stock					(26)	(280)		(8,133)		(8,413)
Balance as of March 31, 2025	5		$880	(1)	1,849	$21,579	$(120)	$16,518	$(827)	$38,030
(1)As of March 31, 2025 and September 30, 2024, the book value of series A convertible participating preferred stock (series A preferred stock) was $397 million and $540 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended March 31, 2024
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of December 31, 2023	5		$1,615	1,836		$20,490	$(139)	$18,422	$(655)	$39,733
Net income								4,663		4,663
Other comprehensive income (loss)									(343)	(343)
VE territory covered losses							(36)			(36)
Conversions to class A common stock	—	(1)	(13)	1		13				—
Share-based compensation						242				242
Stock issued under equity plans				1		79				79
Shares withheld for taxes related to stock issued under equity plans				—	(1)	(9)				(9)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock								(1,060)		(1,060)
Repurchases of class A common stock				(10)		(106)		(2,678)		(2,784)
Balance as of March 31, 2024	5		$1,602	1,828		$20,709	$(175)	$19,347	$(998)	$40,485
(1)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2024
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452	$(140)	$18,040	$(1,317)	$38,733
Net income								9,553		9,553
Other comprehensive income (loss)									319	319
VE territory covered losses							(60)			(60)
Recovery through conversion rate adjustment			(25)				25			—
Conversions to class A common stock	—	(2)	(71)		2	71				—
Share-based compensation						451				451
Stock issued under equity plans					3	183				183
Shares withheld for taxes related to stock issued under equity plans					(1)	(181)				(181)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock								(2,120)		(2,120)
Repurchases of class A common stock					(25)	(267)		(6,126)		(6,393)
Balance as of March 31, 2024	5		$1,602	(1)	1,828	$20,709	$(175)	$19,347	$(998)	$40,485
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

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2025	2024
	(in millions)
Operating Activities
Net income	$9,696	$9,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	7,531	6,605
Share-based compensation	483	451
Depreciation and amortization	587	496
Deferred income taxes	(86)	(68)
VE territory covered losses	(24)	(60)
(Gains) losses on equity investments, net	98	26
Other	65	58
Change in operating assets and liabilities:
Settlement receivable	132	(1,335)
Accounts receivable	(156)	34
Client incentives	(7,190)	(7,088)
Other assets	(400)	(258)
Accounts payable	(45)	(25)
Settlement payable	(155)	1,143
Accrued and other liabilities	(796)	(1,479)
Accrued litigation	351	99
Net cash provided by (used in) operating activities	10,091	8,152
Investing Activities
Purchases of property, equipment and technology	(672)	(548)
Purchases of investment securities	—	(3,686)
Proceeds from maturities and sales of investment securities	2,268	2,145
Acquisitions, net of cash and restricted cash acquired	(887)	(915)
Purchases of other investments	(24)	(14)
Other investing activities	(25)	(47)
Net cash provided by (used in) investing activities	660	(3,065)
Financing Activities
Repurchases of class A common stock	(8,607)	(6,338)
Dividends paid	(2,334)	(2,120)
Proceeds from stock issued under equity plans	246	183
Taxes paid related to stock issued under equity plans	(242)	(181)
Other financing activities	(198)	203
Net cash provided by (used in) financing activities	(11,135)	(8,253)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(243)	124
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(627)	(3,042)
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	19,763	21,990
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$19,136	$18,948
Supplemental Disclosure
Cash paid for income taxes, net(1)	$3,055	$3,658
Interest payments on debt	$261	$261
Accruals related to purchases of property, equipment and technology	$60	$99
(1)For the six months ended March 31, 2025, the amount includes $1.3 billion of cash paid for federal transferable tax credits.

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
Note 2—Acquisitions
In December 2024, Visa acquired Featurespace Limited, a developer of real-time artificial intelligence payments protection technology that prevents and mitigates payments fraud and financial crime risks, for a purchase consideration of $946 million. The Company allocated $152 million of the purchase consideration to technology, customer relationships, other net assets acquired and deferred tax liabilities and the remaining $794 million to goodwill.

Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Service revenue	$4,399	$4,033	$8,607	$7,948
Data processing revenue	4,701	4,259	9,446	8,615
International transaction revenue	3,291	2,984	6,733	6,003
Other revenue	937	756	1,849	1,448
Client incentives	(3,734)	(3,257)	(7,531)	(6,605)
Net revenue	$9,594	$8,775	$19,104	$17,409

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
U.S.	$3,811	$3,643	$7,549	$7,288
International	5,783	5,132	11,555	10,121
Net revenue	$9,594	$8,775	$19,104	$17,409
For the three months ended March 31, 2025 and 2024, revenue from value-added services was $2.6 billion and $2.1 billion, respectively. For the six months ended March 31, 2025 and 2024, revenue from value-added services was $5.0 billion and $4.2 billion, respectively. Revenue from value-added services is recognized within data processing, other and service revenue.
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of March 31, 2025, the remaining performance obligations were $4.5 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.

Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	March 31, 2025	September 30, 2024
	(in millions)
Cash and cash equivalents	$11,734	$11,975
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	2,926	3,089
Customer collateral	3,543	3,524
Prepaid expenses and other current assets	933	1,175
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,136	$19,763
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
The following table presents the changes in the U.S. litigation escrow account:

	Six Months Ended March 31,
	2025	2024
	(in millions)
Balance as of beginning of period	$3,089	$1,764
Deposits into the U.S. litigation escrow account	375	—
Payments to opt-out merchants(1), net of interest earned on escrow funds	(538)	(180)
Balance as of end of period	$2,926	$1,584
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

The following table presents the activities related to VE territory covered losses in the preferred stock and right to recover for covered losses within stockholders’ equity:

	Six Months Ended March 31, 2025
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$104	$387	$(104)
VE territory covered losses(1)	—	—	(24)
Recovery through conversion rate adjustment	(5)	(3)	8
Balance as of end of period	$99	$384	$(120)

	Six Months Ended March 31, 2024
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$441	$801	$(140)
VE territory covered losses(1)	—	—	(60)
Recovery through conversion rate adjustment	(22)	(3)	25
Balance as of end of period	$419	$798	$(175)
(1)VE territory covered losses reflect litigation provision for settlements with merchants and additional legal costs. See Note 13—Legal Matters.
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	March 31, 2025		September 30, 2024
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$866	$99	$684	$104
Series C preferred stock	1,973	384	1,550	387
Total	2,839	483	2,234	491
Less: right to recover for covered losses	(120)	(120)	(104)	(104)
Total recovery for covered losses available	$2,719	$363	$2,130	$387
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of March 31, 2025, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.9960 and 1.7830, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $350.46, Visa’s class A common stock closing stock price.
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

Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2025	September 30, 2024	March 31, 2025	September 30, 2024
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$9,438	$10,403	$—	$—
U.S. Treasury securities	7	7	—	—
Investment securities:
Marketable equity securities	314	301	—	—
U.S. government-sponsored debt securities	—	—	305	496
U.S. Treasury securities	2,868	4,948	—	—
Other current and non-current assets:
Money market funds	27	25	—	—
Derivative instruments	—	—	194	103
Total	$12,654	$15,684	$499	$599
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$235	$238	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	252	226
Total	$235	$238	$252	$226
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$303	$2	$—	$305
U.S. Treasury securities	2,858	17	—	2,875
Total	$3,161	$19	$—	$3,180

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$492	$4	$—	$496
U.S. Treasury securities	4,920	40	(5)	4,955
Total	$5,412	$44	$(5)	$5,451
The stated maturities of debt securities were as follows:

March 31, 2025
(in millions)
Due within one year	$1,789
Due after one year through five years	1,391
Total	$3,180
Equity Securities
For the three months ended March 31, 2025 and 2024, the Company recognized net unrealized losses of $23 million for both periods on marketable and non-marketable equity securities held as of period end. For the six months ended March 31, 2025 and 2024, the Company recognized net unrealized losses of $33 million and net unrealized gains of $13 million, respectively, on marketable and non-marketable equity securities held as of period end.
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
The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	March 31, 2025	September 30, 2024
	(in millions)
Initial cost basis	$702	$711
Adjustments:
Upward adjustments	850	910
Downward adjustments, including impairment	(494)	(465)
Carrying amount	$1,058	$1,156
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Upward adjustments	$7	$—	$7	$9
Downward adjustments, including impairment	$(31)	$(15)	$(49)	$(15)

Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, instruments. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of March 31, 2025, the carrying value and estimated fair value of debt was $20.8 billion and $18.7 billion, respectively. As of September 30, 2024, the carrying value and estimated fair value of debt was $20.8 billion and $19.2 billion, respectively.
Other financial instruments not measured at fair value. As of March 31, 2025, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed an annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2025, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of March 31, 2025.

Note 7—Debt
The Company had outstanding debt as follows:

	March 31, 2025	September 30, 2024	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$4,000	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,464	1,513	1.71%
2.00% Senior Notes due June 2029	1,085	1,120	2.13%
2.375% Senior Notes due June 2034	705	728	2.53%
Total debt	21,004	21,111
Unamortized discounts and debt issuance costs	(132)	(142)
Hedge accounting fair value adjustments(2)	(110)	(133)
Total carrying value of debt	$20,762	$20,836

Reported as:
Current maturities of debt	$3,948	$—
Long-term debt	16,814	20,836
Total carrying value of debt	$20,762	$20,836
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

The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For the six months ended March 31, 2025, the Company’s maximum daily settlement exposure was $153.4 billion and the average daily settlement exposure was $88.4 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, letters of credit, guarantees, beneficial rights to trust assets and pledged securities. As of March 31, 2025, the Company had total collateral of $8.3 billion.
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares outstanding, and the number of shares of class A common stock on an as-converted basis were as follows:

	March 31, 2025					September 30, 2024
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		7	—	(2)	100.0000		9
Series B preferred stock	2		0.9960		2	2		1.0030		2
Series C preferred stock	3		1.7830		6	3		1.7860		6
Class A common stock	1,715		—		1,715	1,733		—		1,733
Class B-1 common stock	5		1.5609	(3)	8	5		1.5653	(3)	8
Class B-2 common stock	120		1.5342	(3)	185	120		1.5430	(3)	186
Class C common stock	9		4.0000		36	10		4.0000		39
Total					1,959					1,983
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
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B-1 and B-2 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	Six Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	1	—
Effective price per share(1)	$346.79	$—
Deposits into the U.S. litigation escrow account	$375	$—
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

The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Six Months Ended March 31, 2025				Six Months Ended March 31, 2024
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$312.39		$312.39		$254.32		$254.32
Recovery through conversion rate adjustment	$5		$3		$22		$3
(1)The reduction in equivalent number of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in millions, except per share data)
Shares repurchased in the open market(1)	13	10	26	25
Average repurchase cost per share(2)	$340.26	$280.41	$320.47	$255.09
Total cost(2)	$4,473	$2,784	$8,413	$6,393
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. As of March 31, 2025, shares repurchased in the open market include $61 million unsettled repurchases.
In October 2023, the Company’s board of directors authorized a share repurchase program of $25.0 billion, providing multi-year flexibility. As of March 31, 2025, the Company’s share repurchase program had remaining authorized funds of $4.7 billion. All share repurchase programs authorized prior to October 2023 have been completed. In April 2025, the Company’s board of directors authorized a new $30.0 billion share repurchase program, providing multi-year flexibility. These authorizations have no expiration date.
Dividends. For the three months ended March 31, 2025 and 2024, the Company declared and paid dividends of $1,164 million and $1,060 million, respectively. For the six months ended March 31, 2025 and 2024, the Company declared and paid dividends of $2.3 billion and $2.1 billion, respectively. On April 29, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on June 2, 2025 to all holders of record as of May 13, 2025.
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
Note 10—Earnings Per Share
The following tables present earnings per share:

	Three Months Ended March 31, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,996	1,721	$2.32	$4,577	(3)	1,974	(3)	$2.32
Class B-1 common stock	18	5	$3.63	$18		5		$3.63
Class B-2 common stock(4)	431	120	$3.58	$430		120		$3.58
Class C common stock	85	9	$9.29	$85		9		$9.27
Participating securities	47	Not presented	Not presented	$47		Not presented		Not presented
Net income	$4,577

	Six Months Ended March 31, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$8,463	1,725	$4.90	$9,696	(3)	1,979	(3)	$4.90
Class B-1 common stock	37	5	$7.68	$37		5		$7.67
Class B-2 common stock(4)	911	120	$7.57	$909		120		$7.56
Class C common stock	183	9	$19.62	$183		9		$19.59
Participating securities	102	Not presented	Not presented	$102		Not presented		Not presented
Net income	$9,696

	Three Months Ended March 31, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,616	1,579	$2.29	$4,663	(3)	2,039	(3)	$2.29
Class B-1 common stock	892	245	$3.63	$891		245		$3.63
Class C common stock	85	9	$9.16	$85		9		$9.15
Participating securities	70	Not presented	Not presented	$70		Not presented		Not presented
Net income	$4,663

	Six Months Ended March 31, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$7,408	1,582	$4.68	$9,553	(3)	2,042	(3)	$4.68
Class B-1 common stock	1,825	245	$7.44	$1,823		245		$7.43
Class C common stock	176	9	$18.73	$176		9		$18.71
Participating securities	144	Not presented	Not presented	$144		Not presented		Not presented
Net income	$9,553
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of any class B-1, B-2 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. The common stock equivalents were not material for the three and six months ended March 31, 2025 and 2024.
(4)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 9—Stockholders’ Equity for further details.

The following table presents the weighted-average number of as-converted class A common stock outstanding:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Class B-1 common stock	8	390	8	390
Class B-2 common stock(1)	186	—	186	—
Class C common stock	37	37	37	38
Participating securities	20	31	21	31
(1)     No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 9—Stockholders’ Equity for further details.
Note 11—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) for the six months ended March 31, 2025:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	643,847	$73.55	$311.85
Restricted stock units	2,529,698	$312.07
Performance-based shares(1)	476,480	$345.65
(1)Represents the maximum number of performance-based shares which could be earned.
For the three months ended March 31, 2025 and 2024, the Company recorded share-based compensation cost related to the EIP of $250 million and $235 million, respectively. For the six months ended March 31, 2025 and 2024, the Company recorded share-based compensation cost related to the EIP of $465 million and $435 million, respectively.

Note 12—Income Taxes
For the three and six months ended March 31, 2025, the effective income tax rates were 16% and 17%, respectively, and for the three and six months ended March 31, 2024, the effective income tax rates were 15% and 17%, respectively. The effective income tax rates differ due to a change in the geographic mix of earnings as well as the following:
•For the three and six months ended March 31, 2025, a $222 million tax benefit as a result of a tax position taken on certain expenses, partially offset by a $71 million tax expense related to the resolution of a tax matter; and
•For the three and six months ended March 31, 2024, a $184 million tax benefit as a result of the conclusion of an audit.
For the three and six months ended March 31, 2025, the Company’s gross unrecognized tax benefits increased $246 million and $339 million, respectively, and the Company’s net unrecognized tax benefits increased $88 million and $100 million, respectively. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions, including an increase in gross timing differences.
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
The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2025	2024
	(in millions)
Balance as of beginning of period	$1,727	$1,751
Provision for uncovered legal matters	25	310
Provision for covered legal matters	1,034	175
Payments for legal matters	(710)	(383)
Balance as of end of period	$2,076	$1,853
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2025	2024
	(in millions)
Balance as of beginning of period	$1,537	$1,621
Provision for interchange multidistrict litigation	1,019	129
Payments for U.S. covered litigation	(580)	(204)
Balance as of end of period	$1,976	$1,546
For the six months ended March 31, 2025, the Company recorded additional accruals of $1.0 billion and deposited $375 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2025	2024
	(in millions)
Balance as of beginning of period	$72	$110
Provision for VE territory covered litigation	15	46
Payments for VE territory covered litigation	(24)	(144)
Balance as of end of period	$63	$12
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 79% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.

On November 15, 2024, defendants served a motion for injunction compelling dismissal of claims by Intuit and Block. On March 24, 2025, the magistrate judge recommended that the motion for injunction be denied, and defendants filed an objection to the magistrate judge’s recommendation.
On December 18, 2024, in the actions led by Target Corporation and by 7-Eleven, Inc., the U.S. District Court for the Southern District of New York denied defendants’ motion for a revised summary judgment ruling based on Illinois Brick.
In the action led by Grubhub Holdings Inc., the U.S. District Court for the Northern District of Illinois set a trial date.
Consumer Interchange Litigation
On December 30, 2024, the district court adopted the magistrate judge’s recommendation to deny defendants’ motion to compel arbitration and grant defendants’ motion to dismiss plaintiffs’ California law claims, and plaintiffs moved for reconsideration.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, proceedings have been commenced by more than 1,150 Merchants (the capitalized term “Merchant”, when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries, primarily relating to interchange rates in Europe and, in some cases, relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa has settled the claims asserted by over 950 Merchants, and there are approximately 150 Merchants with outstanding claims. In addition, over 30 Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company anticipates additional claims in the future.
On December 19, 2024 the UK Court of Appeal issued a decision restricting Merchant damages to six years preceding the claim filing. The six-year limitation period will apply to all existing and future Merchant claims brought under English law in the Courts of England and Wales. In April 2025, a trial was completed before the UK Competition Appeal Tribunal regarding the extent to which interchange fees were passed on by acquirers and merchants.
Other Litigation
The claimant in the class action in the Israel Central District Court filed a counter-response to Visa’s July 22, 2024 response and a preliminary hearing was held on February 26, 2025.
Other Litigation
U.S. Department of Justice
On December 16, 2024, Visa filed a motion to dismiss the complaint.
U.S. Debit Class Actions
On November 26, 2024, plaintiffs in the four putative class actions brought on behalf of merchants then-pending in the U.S. District Court for the Southern District of New York moved to consolidate their cases, appoint interim leadership, and enter an interim schedule, which the court granted. On December 16, 2024, those plaintiffs filed an amended consolidated complaint. On December 13, 2024, plaintiffs in three putative class actions brought on behalf of cardholders pending in or being transferred to the U.S. District Court for the Southern District of New York moved to consolidate their cases, appoint interim leadership and enter an interim schedule, which the court granted. Two remaining cardholder actions were subsequently transferred to that court. On December 27, 2024, plaintiffs in the consolidated cardholder actions filed an amended consolidated complaint. On January 29, 2025, an additional putative class action brought on behalf of merchants was filed in the U.S. District Court for the Southern District of New York, which was consolidated into the existing merchant consolidated complaint. On February 24, 2025, Visa filed motions to dismiss the consolidated complaints by merchants and cardholders. Visa also filed a motion to stay the litigation as to certain putative class representatives and certain claims in the merchant complaint, which was granted. On March 28, 2025, Visa filed a motion in the U.S. District Court for the Eastern District of New York to compel dismissal of certain claims asserted by certain putative class representatives.
U.S. Securities Class Action
On November 20, 2024, Beibei Cai filed a putative securities class action in the U.S. District Court for the Northern District of California against Visa Inc., and certain of our officers on behalf of all persons or entities who purchased or otherwise acquired publicly traded Visa securities between November 16, 2023 and September 23, 2024. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 in failing to disclose that Visa was in violation of U.S. federal antitrust laws, as was alleged in the lawsuit filed by the U.S. Department of Justice on September 24, 2024 (see U.S. Department of Justice matter). The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees, and costs. On April 23, 2025, the court appointed Cai as lead representative plaintiff.
Derivative Cases
Between January 31, 2025, and March 27, 2025, three shareholder derivative actions were filed in the U.S. District Court for the Northern District of California. These actions are purportedly brought by shareholders on behalf of Visa Inc. and against certain of its current and former directors and officers. Collectively, the actions assert claims for breach of fiduciary duty and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 for failing to disclose that Visa was in violation of U.S. federal antitrust laws, as was alleged in the lawsuit filed by the U.S. Department of Justice on September 24, 2024 (see U.S. Department of Justice matter), as well as claims under Sections 20(a) and 21D of the Exchange Act and for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, insider trading, and aiding and abetting. Plaintiffs seek monetary damages, corporate governance changes and other equitable relief on behalf of Visa Inc. in addition to attorneys’ fees and costs.
Debit Surcharge Class Action
On December 4, 2024, James Williams filed a putative class action in the U.S. District Court for the Northern District of California against Visa Inc. on behalf of a nationwide class of all persons in the United States who paid a surcharge when completing a purchase with a Visa debit card in a transaction with a merchant located in the United States since 2010. The complaint claims that Visa has failed to enforce its rules prohibiting merchants from surcharging those transactions, and that plaintiff and putative class members have been harmed as a result. Plaintiff asserts breach of contract, unjust enrichment and unfair competition claims, and seeks monetary damages, declaratory and injunctive relief. On February 13, 2025, Visa filed a motion to dismiss the complaint.
U.S. ATM Access Fee Litigation
On December 6, 2024, plaintiffs in the Mackmin action filed a motion for final approval of the class action settlement with Visa and Mastercard.
MiCamp Solutions
On March 24, 2025, the court dismissed with prejudice MiCamp Solutions’ constitutional law claims, dismissed with leave to amend its federal and state antitrust claims and state data privacy law claims, and denied a motion for a temporary restraining order and preliminary injunction that MiCamp Solutions filed on March 6, 2025. On April 14, 2025, MiCamp Solutions filed a second amended complaint alleging violations of federal and state antitrust and unfair competition laws based on Visa’s assessment of fees for non-compliance with its surcharge rules.

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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages and per share data)
Net revenue	$9,594	$8,775	9%	$19,104	$17,409	10%
Operating expenses	$4,159	$3,421	22%	$7,435	$6,101	22%
Net income	$4,577	$4,663	(2%)	$9,696	$9,553	1%
Diluted earnings per share	$2.32	$2.29	1%	$4.90	$4.68	5%

Non-GAAP operating expenses(2)	$3,071	$2,871	7%	$5,988	$5,490	9%
Non-GAAP net income(2)	$5,442	$5,117	6%	$10,905	$10,055	8%
Non-GAAP diluted earnings per share(2)	$2.76	$2.51	10%	$5.51	$4.92	12%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights. For the three and six months ended March 31, 2025, net revenue increased 9% and 10% over the prior-year comparable periods, respectively, primarily due to the growth in processed transactions, nominal cross-border volume and nominal payments volume, partially offset by higher client incentives. For the three and six months ended March 31, 2025, exchange rate movements lowered our net revenue growth by approximately two percentage points and one percentage point, respectively. See Results of Operations—Net Revenue below for further discussion.
For the three months ended March 31, 2025, operating expenses increased 22% over the prior-year comparable period, primarily driven by higher litigation provision. For the six months ended March 31, 2025, operating expenses increased 22% over the prior-year comparable period, primarily driven by higher litigation provision and personnel expense. See Results of Operations—Operating Expenses below for further discussion. For the three and six months ended March 31, 2025, exchange rate movements lowered our operating expense growth by approximately two percentage points and one percentage point, respectively.
For the three months ended March 31, 2025, non-GAAP operating expenses increased 7% over the prior-year comparable period, primarily driven by higher personnel, marketing, and depreciation and amortization expenses. For the six months ended March 31, 2025, non-GAAP operating expenses increased 9% over the prior-year comparable period, primarily driven by higher personnel, general and administrative, and depreciation and amortization expenses.
Acquisition. In December 2024, we acquired Featurespace Limited (Featurespace), a developer of real-time artificial intelligence payments protection technology that prevents and mitigates payments fraud and financial crime risks, for a purchase consideration of $946 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Interchange multidistrict litigation. For the six months ended March 31, 2025, we recorded additional accruals of $1.0 billion to address claims associated with the interchange multidistrict litigation. We also made deposits of $375 million into the U. S. litigation escrow account. The additional accruals related to the interchange multidistrict litigation could be higher or lower than deposits made into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.

Common stock repurchases. For the six months ended March 31, 2025, we repurchased 26 million shares of our class A common stock in the open market for $8.4 billion. As of March 31, 2025, our share repurchase program had remaining authorized funds of $4.7 billion. In April 2025, our board of directors authorized a new $30.0 billion share repurchase program, providing multi-year flexibility. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of amortization of intangible assets such as technology and customer relationships acquired in connection with business combinations executed beginning in fiscal 2019. Amortization charges for our acquired intangible assets are non-cash and are significantly affected by the timing, frequency and size of our acquisitions, rather than our core operations. As such, we have excluded this amount to facilitate an evaluation of our current operating performance and comparison to our past operating performance.
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
•Severance costs. For the six months ended March 31, 2025, we recorded severance costs within personnel expense to realign our organizational structure and focus on areas that will drive higher long-term growth. This broad-based optimization effort has been excluded as it is not representative of our ongoing operations.
•Lease consolidation costs. For the six months ended March 31, 2025, and three and six months ended March 31, 2024, we recorded charges within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded these amounts as it does not reflect the underlying performance of our business.
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. For the three and six months ended March 31, 2025 and 2024, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 and class B-2 common stock ultimately convert into shares of class A common stock. For the three and six months ended March 31, 2025, basic and diluted earnings per class A common stock was unchanged. For the three and six months ended March 31, 2024, there was no conversion rate adjustment. See Note 5—U.S. and Europe Retrospective Responsibility Plans to our unaudited consolidated financial statements.

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

	Three Months Ended March 31, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$4,159	$3	$861	15.8%	$4,577	$2.32
(Gains) losses on equity investments, net	—	23	5		18	0.01
Amortization of acquired intangible assets	(64)	—	16		48	0.02
Acquisition-related costs	(32)	—	3		29	0.02
Litigation provision	(992)	—	222		770	0.39
Non-GAAP	$3,071	$26	$1,107	16.9%	$5,442	$2.76

	Six Months Ended March 31, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$7,435	$(31)	$1,942	16.7%	$9,696	$4.90
(Gains) losses on equity investments, net	—	98	22		76	0.04
Amortization of acquired intangible assets	(110)	—	27		83	0.04
Acquisition-related costs	(66)	—	5		61	0.03
Severance costs	(213)	—	45		168	0.08
Lease consolidation costs	(39)	—	9		30	0.02
Litigation provision	(1,019)	—	228		791	0.40
Non-GAAP	$5,988	$67	$2,278	17.3%	$10,905	$5.51

	Three Months Ended March 31, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$3,421	$159	$850	15.4%	$4,663	$2.29
(Gains) losses on equity investments, net	—	30	7		23	0.01
Amortization of acquired intangible assets	(43)	—	10		33	0.02
Acquisition-related costs	(26)	—	1		25	0.01
Litigation provision	(424)	—	95		329	0.16
Lease consolidation costs	(57)	—	13		44	0.02
Non-GAAP	$2,871	$189	$976	16.0%	$5,117	$2.51

	Six Months Ended March 31, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$6,101	$247	$2,002	17.3%	$9,553	$4.68
(Gains) losses on equity investments, net	—	26	6		20	0.01
Amortization of acquired intangible assets	(83)	—	19		64	0.03
Acquisition-related costs	(47)	—	2		45	0.02
Litigation provision	(424)	—	95		329	0.16
Lease consolidation costs	(57)	—	13		44	0.02
Non-GAAP	$5,490	$273	$2,137	17.5%	$10,055	$4.92
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

The following tables present nominal payments and cash volume:

	U.S.			International			Visa
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2024	2023	% Change(2)	2024	2023	% Change(2)	2024	2023	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$643	$600	7%	$794	$757	5%	$1,437	$1,357	6%
Consumer debit(3)	806	743	8%	842	765	10%	1,647	1,508	9%
Commercial(4)	272	260	4%	167	158	6%	439	418	5%
Total nominal payments volume(2)	$1,720	$1,604	7%	$1,803	$1,679	7%	$3,524	$3,283	7%
Cash volume(5)	149	150	(1%)	479	486	(1%)	628	636	(1%)
Total nominal volume(2),(6)	$1,869	$1,754	7%	$2,282	$2,165	5%	$4,151	$3,918	6%

	U.S.			International			Visa
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2024	2023	% Change(2)	2024	2023	% Change(2)	2024	2023	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,252	$1,180	6%	$1,567	$1,493	5%	$2,819	$2,672	5%
Consumer debit(3)	1,577	1,474	7%	1,668	1,512	10%	3,245	2,986	9%
Commercial(4)	540	520	4%	327	308	6%	867	828	5%
Total nominal payments volume(2)	$3,369	$3,174	6%	$3,562	$3,313	8%	$6,931	$6,487	7%
Cash volume(5)	300	305	(2%)	955	962	(1%)	1,255	1,267	(1%)
Total nominal volume(2),(6)	$3,669	$3,479	5%	$4,517	$4,275	6%	$8,186	$7,754	6%
The following table presents the change in nominal and constant payments and cash volume:

	International		Visa		International		Visa
	Three Months Ended December 31, 2024 vs. 2023(1),(2)		Three Months Ended December 31, 2024 vs. 2023(1),(2)		Six Months Ended December 31, 2024 vs. 2023(1),(2)		Six Months Ended December 31, 2024 vs. 2023(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	5%	9%	6%	8%	5%	9%	5%	8%
Consumer debit growth(3)	10%	13%	9%	11%	10%	12%	9%	10%
Commercial growth(4)	6%	10%	5%	6%	6%	9%	5%	6%
Total payments volume growth	7%	11%	7%	9%	8%	10%	7%	8%
Cash volume growth(5)	(1%)	3%	(1%)	2%	(1%)	4%	(1%)	2%
Total volume growth	5%	9%	6%	8%	6%	9%	6%	7%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the three and six months ended March 31, 2025 and 2024, respectively, was based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2024 and 2023, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table presents the number of processed transactions:

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change(1)	2025(1)	2024(1)	% Change(1)
	(in millions, except percentages)
Visa processed transactions	60,651	55,456	9%	124,448	112,928	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenue
The following table presents our net revenue earned in the U.S. and internationally:

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages)
U.S.	$3,811	$3,643	5%	$7,549	$7,288	4%
International	5,783	5,132	13%	11,555	10,121	14%
Net revenue	$9,594	$8,775	9%	$19,104	$17,409	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased over the three and six-month prior-year comparable periods primarily due to the growth in processed transactions, nominal cross-border volume and nominal payments volume, partially offset by higher client incentives.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. For the three and six months ended March 31, 2025, exchange rate movements lowered our net revenue growth by approximately two percentage points and one percentage point, respectively.
The following table presents the components of our net revenue:

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages)
Service revenue	$4,399	$4,033	9%	$8,607	$7,948	8%
Data processing revenue	4,701	4,259	10%	9,446	8,615	10%
International transaction revenue	3,291	2,984	10%	6,733	6,003	12%
Other revenue	937	756	24%	1,849	1,448	28%
Client incentives	(3,734)	(3,257)	15%	(7,531)	(6,605)	14%
Net revenue	$9,594	$8,775	9%	$19,104	$17,409	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased over the three and six-month prior-year comparable periods primarily due to growth in nominal payments volume of 7%.
•Data processing revenue increased over the three and six-month prior-year comparable periods primarily due to growth in processed transactions of 9% and 10%, respectively.

•International transaction revenue increased over the three and six-month prior-year comparable periods primarily due to growth in nominal cross-border volumes of 10% and 12%, respectively, excluding transactions within Europe.
•Other revenue increased over the three and six-month prior-year comparable periods primarily due to growth in advisory and other services and select pricing modifications.
•Client incentives increased over the three and six-month prior-year comparable periods primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
For the three months ended March 31, 2025 and 2024, revenue from value-added services was $2.6 billion and $2.1 billion, respectively. For the six months ended March 31, 2025 and 2024, revenue from value-added services was $5.0 billion and $4.2 billion, respectively. Value-added services revenue increased 23% and 20% over the three and six-month prior-year comparable periods, respectively, primarily due to growth in issuing solutions, advisory and other services and acceptance solutions.
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages)
Personnel	$1,657	$1,603	3%	$3,470	$3,082	13%
Marketing	381	338	13%	687	631	9%
Network and processing	224	189	18%	431	370	16%
Professional fees	173	160	9%	316	291	9%
Depreciation and amortization	305	249	22%	587	496	18%
General and administrative	419	452	(8%)	900	792	14%
Litigation provision	1,000	430	NM	1,044	439	NM
Total operating expenses	$4,159	$3,421	22%	$7,435	$6,101	22%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased over the three and six-month prior-year comparable periods primarily due to a higher number of employees and compensation focused on areas that will drive higher long-term growth, including acquisitions. The increase over the six-month prior-year comparable period was also due to severance costs in the current period to realign our organizational structure.
•Marketing expenses increased over the three and six-month prior-year comparable periods primarily due to higher spending in various campaigns, including for client marketing.
•Network and processing expenses increased over the three and six-month prior-year comparable periods primarily due to continued technology and processing network investments to support growth and acquisitions.
•Depreciation and amortization expenses increased over the three and six-month prior-year comparable periods primarily due to additional amortization and depreciation from our on-going investments and acquisitions.

•General and administrative expenses decreased over the three-month prior-year comparable period primarily due to the absence of lease consolidation costs and favorable foreign currency fluctuations, partially offset by higher usage of travel related card benefits and higher indirect taxes. General and administrative expenses increased over the six-month prior-year comparable period primarily due to higher usage of travel related card benefits and higher indirect taxes, partially offset by lower lease consolidation costs.
•Litigation provision increased over the three and six-month prior-year comparable periods primarily due to higher accruals related to the U.S. covered litigation, partially offset by lower accruals related to uncovered litigation. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages)
Interest expense	$(158)	$(82)	93%	$(340)	$(269)	27%
Investment income (expense) and other	161	241	(34%)	309	516	(40%)
Total non-operating income (expense)	$3	$159	(98%)	$(31)	$247	(113%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased over the three and six-month prior-year comparable periods primarily due to lower interest benefit related to taxes partially offset by lower losses from derivative instruments.
•Investment income (expense) and other decreased over the three and six-month prior-year comparable periods primarily due to lower interest income on our cash and investments and losses on our equity investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Effective income tax rate	16%	15%	17%	17%
The effective income tax rates for the three and six-month prior-year comparable periods differ due to a change in the geographic mix of earnings as well as the following:
•For the three and six months ended March 31, 2025, a $222 million tax benefit as a result of a tax position taken on certain expenses, partially offset by a $71 million tax expense related to the resolution of a tax matter; and
•For the three and six months ended March 31, 2024, a $184 million tax benefit as a result of the conclusion of an audit.
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

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2025	2024
	(in millions)
Total cash provided by (used in):
Operating activities	$10,091	$8,152
Investing activities	$660	$(3,065)
Financing activities	$(11,135)	$(8,253)
Operating activities. Cash provided by operating activities increased over the six-month prior-year comparable period primarily due to growth in our underlying business and the timing of payments related to income taxes.
Investing activities. Cash provided by investing activities increased over the six-month prior-year comparable period primarily due to the absence of investment security purchases.
Financing activities. Cash used in financing activities increased over the six-month prior-year comparable period primarily due to higher share repurchases, lower funds held on behalf of clients and higher dividends paid.
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
Common stock repurchases. For the six months ended March 31, 2025, we repurchased shares of our class A common stock in the open market for $8.4 billion. As of March 31, 2025, our share repurchase program had remaining authorized funds of $4.7 billion. In April 2025, our board of directors authorized a new $30.0 billion share repurchase program, providing multi-year flexibility. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. For the six months ended March 31, 2025, we declared and paid $2.3 billion in dividends to holders of our common and preferred stock. On April 29, 2025, our board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Senior notes. A principal payment on our senior notes of $4.0 billion is due in December 2025 for which we have sufficient liquidity. See Note 7—Debt to our unaudited consolidated financial statements.
Acquisition. In December 2024, we acquired Featurespace for a purchase consideration of $946 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.

Litigation. For the six months ended March 31, 2025, we deposited $375 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of March 31, 2025 was $2.9 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for our annual periods beginning October 1, 2024, and interim periods beginning October 1, 2025, and requires retrospective application to all prior periods presented. The adoption of this ASU is expected to result in additional disclosures.
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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
January 1 - 31, 2025	4	$324.36	4	$7,691
February 1 - 28, 2025	4	$354.11	4	$6,349
March 1 - 31, 2025	5	$343.99	5	$4,662
Total	13	$340.26	13
(1)Includes applicable taxes.
See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(c) Trading Plans
For the three months ended March 31, 2025, the following officer adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, which is intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:
On March 5, 2025, Rajat Taneja, our President, Technology, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 190,856 shares of our class A common stock, including shares issuable upon the vesting of performance shares. The duration of the trading arrangement is until May 22, 2026 or earlier if all transactions under the trading arrangement are completed.
No other officers or directors adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2025.

ITEM 6.	Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

10.1*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted on and after January 28, 2025

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or arrangement.
+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	April 29, 2025	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2025	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2025	By:	/s/ Peter Andreski
		Name:	Peter Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)