Form 10-Q
period 2025-06-30
VISA INC.
filed 2025-07-30
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33977
VISA INC.
(Exact name of Registrant as specified in its charter)

Delaware		26-0267673
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

P.O. Box 8999
San Francisco,	California	94128-8999
(Address of principal executive offices)		(Zip Code)
(650) 432-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	V	New York Stock Exchange
1.500% Senior Notes due 2026	V26	New York Stock Exchange
2.250% Senior Notes due 2028	V28	New York Stock Exchange
2.000% Senior Notes due 2029	V29	New York Stock Exchange
3.125% Senior Notes due 2033	V33	New York Stock Exchange
2.375% Senior Notes due 2034	V34	New York Stock Exchange
3.500% Senior Notes due 2037	V37	New York Stock Exchange
3.875% Senior Notes due 2044	V44	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of July 22, 2025, the registrant’s shares of common stock outstanding were as follows:

Class	Shares outstanding
Class A common stock, par value $0.0001 per share	1,698,682,527
Class B-1 common stock, par value $0.0001 per share	4,835,384
Class B-2 common stock, par value $0.0001 per share	120,338,948
Class C common stock, par value $0.0001 per share	8,936,701

VISA

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	September 30, 2024
	(in millions, except per share data)
Assets
Cash and cash equivalents	$17,092	$11,975
Restricted cash equivalents—U.S. litigation escrow	2,696	3,089
Investment securities	2,088	3,200
Settlement receivable	4,778	4,454
Accounts receivable	2,920	2,561
Customer collateral	3,614	3,524
Current portion of client incentives	2,198	1,918
Prepaid expenses and other current assets	3,012	3,312
Total current assets	38,398	34,033
Investment securities	1,203	2,545
Client incentives	5,005	4,628
Property, equipment and technology, net	4,143	3,824
Goodwill	19,880	18,941
Intangible assets, net	27,660	26,889
Other assets	3,735	3,651
Total assets	$100,024	$94,511
Liabilities
Accounts payable	$462	$479
Settlement payable	6,038	5,265
Customer collateral	3,614	3,524
Accrued compensation and benefits	1,474	1,538
Client incentives	10,032	9,075
Accrued liabilities	4,907	4,909
Current maturities of debt	5,548	—
Accrued litigation	2,352	1,727
Total current liabilities	34,427	26,517
Long-term debt	19,590	20,836
Deferred tax liabilities	5,755	5,301
Other liabilities	1,588	2,720
Total liabilities	61,360	55,374
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of June 30, 2025 and September 30, 2024	871	1,031
Common stock, $0.0001 par value:
Class A common stock, 1,702 and 1,733 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	—	—
Class B-1 and B-2 total common stock, 125 shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Class C common stock, 9 and 10 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	—	—
Right to recover for covered losses	(118)	(104)
Additional paid-in capital	21,746	21,229
Accumulated income	15,956	17,289
Accumulated other comprehensive income (loss):
Investment securities	12	30
Defined benefit pension and other postretirement plans	(14)	(16)
Derivative instruments	(356)	(213)
Foreign currency translation adjustments	567	(109)
Total accumulated other comprehensive income (loss)	209	(308)
Total equity	38,664	39,137
Total liabilities and equity	$100,024	$94,511
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Net revenue	$10,172	$8,900	$29,276	$26,309

Operating Expenses
Personnel	1,749	1,573	5,219	4,655
Marketing	421	378	1,108	1,009
Network and processing	224	200	655	570
Professional fees	187	152	503	443
Depreciation and amortization	317	264	904	760
General and administrative	482	382	1,382	1,174
Litigation provision	615	13	1,659	452
Total operating expenses	3,995	2,962	11,430	9,063
Operating income	6,177	5,938	17,846	17,246

Non-operating Income (Expense)
Interest expense	(39)	(196)	(379)	(465)
Investment income (expense) and other	195	247	504	763
Total non-operating income (expense)	156	51	125	298
Income before income taxes	6,333	5,989	17,971	17,544
Income tax provision	1,061	1,117	3,003	3,119
Net income	$5,272	$4,872	$14,968	$14,425

Basic Earnings Per Share
Class A common stock	$2.69	$2.40	$7.60	$7.09
Class B-1 common stock	$4.21	$3.82	$11.88	$11.25
Class B-2 common stock	$4.13	$3.82	$11.70	$11.25
Class C common stock	$10.78	$9.62	$30.39	$28.35

Basic Weighted-average Shares Outstanding
Class A common stock	1,709	1,610	1,720	1,591
Class B-1 common stock	5	97	5	196
Class B-2 common stock	120	74	120	25
Class C common stock	9	29	9	16

Diluted Earnings Per Share
Class A common stock	$2.69	$2.40	$7.59	$7.08
Class B-1 common stock	$4.20	$3.81	$11.87	$11.24
Class B-2 common stock	$4.13	$3.81	$11.69	$11.24
Class C common stock	$10.77	$9.60	$30.35	$28.31

Diluted Weighted-average Shares Outstanding
Class A common stock	1,959	2,029	1,973	2,038
Class B-1 common stock	5	97	5	196
Class B-2 common stock	120	74	120	25
Class C common stock	9	29	9	16
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$5,272	$4,872	$14,968	$14,425
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(3)	7	(23)	57
Income tax effect	1	(1)	5	(12)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(2)	—	4	8
Income tax effect	—	—	(1)	(2)
Reclassification adjustments	(4)	—	(1)	6
Income tax effect	—	—	—	(2)
Derivative instruments:
Net unrealized gain (loss)	(221)	73	(183)	54
Income tax effect	38	(11)	36	(2)
Reclassification adjustments	40	(21)	8	12
Income tax effect	(7)	1	(4)	(7)
Foreign currency translation adjustments:
Translation adjustments	1,050	(100)	574	131
Income tax effect	144	(10)	102	14
Other comprehensive income (loss)	1,036	(62)	517	257
Comprehensive income	$6,308	$4,810	$15,485	$14,682
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2025
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of March 31, 2025	5		$880	1,849		$21,579	$(120)	$16,518	$(827)	$38,030
Net income								5,272		5,272
Other comprehensive income (loss)									1,036	1,036
VE territory covered losses							2			2
Conversions to class A common stock	—	(1)	(9)	1		9				—
Share-based compensation						223				223
Stock issued under equity plans				—	(1)	95				95
Shares withheld for taxes related to stock issued under equity plans				—	(1)	(12)				(12)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(1,154)		(1,154)
Repurchases of class A common stock				(14)		(148)		(4,680)		(4,828)
Balance as of June 30, 2025	5		$871	1,836		$21,746	$(118)	$15,956	$209	$38,664
(1)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2025
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2024	5		$1,031	(1)	1,868	$21,229	$(104)	$17,289	$(308)	$39,137
Net income								14,968		14,968
Other comprehensive income (loss)									517	517
VE territory covered losses							(22)			(22)
Recovery through conversion rate adjustment			(8)				8			—
Conversions to class A common stock	—	(2)	(152)		5	152				—
Share-based compensation						706				706
Stock issued under equity plans					4	341				341
Shares withheld for taxes related to stock issued under equity plans					(1)	(254)				(254)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(3,488)		(3,488)
Repurchases of class A common stock					(40)	(428)		(12,813)		(13,241)
Balance as of June 30, 2025	5		$871	(1)	1,836	$21,746	$(118)	$15,956	$209	$38,664
(1)As of June 30, 2025 and September 30, 2024, the book value of series A convertible participating preferred stock (series A preferred stock) was $388 million and $540 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended June 30, 2024
	Preferred Stock			Common Stock and Additional Paid-in Capital				Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of March 31, 2024	5		$1,602	1,828		$20,709		$(175)	$19,347	$(998)	$40,485
Net income									4,872		4,872
Other comprehensive income (loss)										(62)	(62)
VE territory covered losses								(21)			(21)
Recovery through conversion rate adjustment			(156)					150			(6)
Conversions to class A common stock	—	(1)	(21)	91		21					—
Class B-1 common stock exchange offer				(73)		—	(1)				—
Share-based compensation						211					211
Stock issued under equity plans				1		84					84
Shares withheld for taxes related to stock issued under equity plans				—	(1)	(8)					(8)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock									(1,056)		(1,056)
Repurchases of class A common stock				(17)		(185)			(4,585)		(4,770)
Balance as of June 30, 2024	5		$1,425	1,830		$20,832		$(46)	$18,578	$(1,060)	$39,729
(1)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2024
	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452		$(140)	$18,040	$(1,317)	$38,733
Net income									14,425		14,425
Other comprehensive income (loss)										257	257
VE territory covered losses								(81)			(81)
Recovery through conversion rate adjustment			(181)					175			(6)
Conversions to class A common stock	—	(2)	(92)		93	92					—
Class B-1 common stock exchange offer					(73)	—	(2)				—
Share-based compensation						662					662
Stock issued under equity plans					4	267					267
Shares withheld for taxes related to stock issued under equity plans					(1)	(189)					(189)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock									(3,176)		(3,176)
Repurchases of class A common stock					(42)	(452)			(10,711)		(11,163)
Balance as of June 30, 2024	5		$1,425	(1)	1,830	$20,832		$(46)	$18,578	$(1,060)	$39,729
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

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2025	2024
	(in millions)
Operating Activities
Net income	$14,968	$14,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	11,503	10,135
Share-based compensation	706	662
Depreciation and amortization	904	760
Deferred income taxes	347	(99)
VE territory covered losses	(22)	(81)
(Gains) losses on equity investments, net	133	48
Other	70	122
Change in operating assets and liabilities:
Settlement receivable	(211)	92
Accounts receivable	(334)	(214)
Client incentives	(11,253)	(10,317)
Other assets	(18)	(173)
Accounts payable	(14)	(27)
Settlement payable	619	(765)
Accrued and other liabilities	(1,199)	(1,216)
Accrued litigation	622	(66)
Net cash provided by (used in) operating activities	16,821	13,286
Investing Activities
Purchases of property, equipment and technology	(1,093)	(948)
Purchases of investment securities	—	(4,443)
Proceeds from maturities and sales of investment securities	2,468	3,866
Acquisitions, net of cash and restricted cash acquired	(887)	(915)
Purchases of other investments	(41)	(19)
Other investing activities	(43)	(51)
Net cash provided by (used in) investing activities	404	(2,510)
Financing Activities
Repurchases of class A common stock	(13,389)	(10,865)
Dividends paid	(3,488)	(3,176)
Proceeds from issuance of senior notes	3,924	—
Proceeds from stock issued under equity plans	341	267
Taxes paid related to stock issued under equity plans	(254)	(189)
Other financing activities	(97)	399
Net cash provided by (used in) financing activities	(12,963)	(13,564)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	416	74
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	4,678	(2,714)
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	19,763	21,990
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$24,441	$19,276
Supplemental Disclosure
Cash paid for income taxes, net(1)	$3,587	$4,699
Interest payments on debt	$539	$534
Accruals related to purchases of property, equipment and technology	$51	$30
(1)For the nine months ended June 30, 2025, the amount includes $1.3 billion of cash paid for federal transferable tax credits.

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
Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company consolidates entities for which it has a controlling financial interest, including variable interest entities (VIEs) for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its unaudited consolidated financial statements as of and for the periods presented. Intercompany balances and transactions have been eliminated in consolidation.
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
Use of estimates. The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting period. These estimates may change as new events occur and additional information is obtained, and will be recognized in the period in which such changes occur. Future actual results could differ materially from these estimates.
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

Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Service revenue	$4,330	$3,967	$12,937	$11,915
Data processing revenue	5,153	4,489	14,599	13,104
International transaction revenue	3,633	3,194	10,366	9,197
Other revenue	1,028	780	2,877	2,228
Client incentives	(3,972)	(3,530)	(11,503)	(10,135)
Net revenue	$10,172	$8,900	$29,276	$26,309

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
U.S.	$3,927	$3,621	$11,476	$10,909
International	6,245	5,279	17,800	15,400
Net revenue	$10,172	$8,900	$29,276	$26,309
For the three months ended June 30, 2025 and 2024, revenue from value-added services was $2.8 billion and $2.2 billion, respectively. For the nine months ended June 30, 2025 and 2024, revenue from value-added services was $7.8 billion and $6.4 billion, respectively. Revenue from value-added services is recognized within data processing, other and service revenue.
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of June 30, 2025, the remaining performance obligations were $4.7 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.

Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	June 30, 2025	September 30, 2024
	(in millions)
Cash and cash equivalents	$17,092	$11,975
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	2,696	3,089
Customer collateral	3,614	3,524
Prepaid expenses and other current assets	1,039	1,175
Cash, cash equivalents, restricted cash and restricted cash equivalents	$24,441	$19,763
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
The following table presents the changes in the U.S. litigation escrow account:

	Nine Months Ended June 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$3,089	$1,764
Deposits into the U.S. litigation escrow account	375	—
Payments to opt-out merchants(1), net of interest earned on escrow funds	(768)	(168)
Balance as of end of period	$2,696	$1,596
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

The following tables present the activities in the preferred stock and right to recover for covered losses within stockholders’ equity:

	Nine Months Ended June 30, 2025
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$104	$387	$(104)
VE territory covered losses(1)	—	—	(22)
Recovery through conversion rate adjustment	(5)	(3)	8
Balance as of end of period	$99	$384	$(118)

	Nine Months Ended June 30, 2024
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$441	$801	$(140)
VE territory covered losses(1)	—	—	(81)
Recovery through conversion rate adjustment(2)	(161)	(20)	175
Balance as of end of period	$280	$781	$(46)
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
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	June 30, 2025		September 30, 2024
	As-converted Value(1),(2)	Book Value	As-converted Value(1),(3)	Book Value
	(in millions)
Series B preferred stock	$877	$99	$684	$104
Series C preferred stock	1,998	384	1,550	387
Total	2,875	483	2,234	491
Less: right to recover for covered losses	(118)	(118)	(104)	(104)
Total recovery for covered losses available	$2,757	$365	$2,130	$387
(1)Figures in the table may not recalculate exactly due to rounding. As-converted value is based on unrounded numbers.
(2)As of June 30, 2025, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.9960 and 1.7830, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $355.05, Visa’s class A common stock closing stock price.
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

Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2025	September 30, 2024	June 30, 2025	September 30, 2024
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$13,412	$10,403	$—	$—
U.S. Treasury securities	7	7	—	—
Investment securities:
Marketable equity securities	318	301	—	—
U.S. government-sponsored debt securities	—	—	304	496
U.S. Treasury securities	2,669	4,948	—	—
Other current and non-current assets:
Money market funds	27	25	—	—
Derivative instruments	—	—	89	103
Total	$16,433	$15,684	$393	$599
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$254	$238	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	435	226
Total	$254	$238	$435	$226
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$303	$1	$—	$304
U.S. Treasury securities	2,661	15	—	2,676
Total	$2,964	$16	$—	$2,980

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$492	$4	$—	$496
U.S. Treasury securities	4,920	40	(5)	4,955
Total	$5,412	$44	$(5)	$5,451
The stated maturities of debt securities were as follows:

June 30, 2025
(in millions)
Due within one year	$1,840
Due after one year through five years	1,140
Total	$2,980
Equity Securities
For the three months ended June 30, 2025 and 2024, the Company recognized net unrealized losses of $7 million and $16 million, respectively, on marketable and non-marketable equity securities held as of period end. For the nine months ended June 30, 2025 and 2024, the Company recognized net unrealized losses of $40 million and $3 million, respectively, on marketable and non-marketable equity securities held as of period end.
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
The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	June 30, 2025	September 30, 2024
	(in millions)
Initial cost basis	$709	$711
Adjustments:
Upward adjustments	854	910
Downward adjustments, including impairment	(495)	(465)
Carrying amount	$1,068	$1,156
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Upward adjustments	$4	$—	$11	$9
Downward adjustments, including impairment	$(2)	$(13)	$(51)	$(28)

Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, instruments. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of June 30, 2025, the carrying value and estimated fair value of debt was $25.1 billion and $23.2 billion, respectively. As of September 30, 2024, the carrying value and estimated fair value of debt was $20.8 billion and $19.2 billion, respectively.
Other financial instruments not measured at fair value. As of June 30, 2025, the carrying values of settlement receivable and payable and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed an annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2025, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of June 30, 2025.

Note 7—Debt
The Company had outstanding debt as follows:

	June 30, 2025	September 30, 2024	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$4,000	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,587	1,513	1.71%
2.25% Senior Notes due May 2028	1,469	—	2.57%
2.00% Senior Notes due June 2029	1,176	1,120	2.13%
3.125% Senior Notes due May 2033	1,176	—	3.20%
2.375% Senior Notes due June 2034	764	728	2.53%
3.50% Senior Notes due May 2037	764	—	3.62%
3.875% Senior Notes due May 2044	705	—	4.02%
Total debt	25,391	21,111
Unamortized discounts and debt issuance costs	(188)	(142)
Hedge accounting fair value adjustments(2)	(65)	(133)
Total carrying value of debt	$25,138	$20,836

Reported as:
Current maturities of debt	$5,548	$—
Long-term debt	19,590	20,836
Total carrying value of debt	$25,138	$20,836
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.

Senior Notes
In May 2025, the Company issued Euro-denominated fixed-rate senior notes in a public offering in an aggregate principal amount of €3.5 billion ($3.9 billion), with maturities ranging between 3 and 19 years. The 2028 Notes, 2033 Notes, 2037 Notes and 2044 Notes have interest rates of 2.25%, 3.125%, 3.50% and 3.875%, respectively. Interest on these notes is payable annually on May 15 of each year, commencing May 15, 2026. The net aggregate proceeds, after deducting discounts and debt issuance costs, were approximately €3.5 billion ($3.9 billion). The Company intends to use the net proceeds for general corporate purposes, which may include, among other things, the refinancing of existing indebtedness.

The Company’s outstanding senior notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The senior notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of June 30, 2025, the Company was in compliance with all related covenants. Each series of senior notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices. In addition, each series of the Euro-denominated senior notes may be redeemed as a whole at specified redemption prices upon the occurrence of certain U.S. tax events.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
The Company designated all of the €3.5 billion Euro-denominated senior notes issued in May 2025, a non-derivative financial instrument, as a hedge against a portion of the Company’s Euro-denominated net investment in Visa Europe.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For the nine months ended June 30, 2025, the Company’s maximum daily settlement exposure was $153.4 billion and the average daily settlement exposure was $90.0 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, letters of credit, guarantees, beneficial rights to trust assets and pledged securities. As of June 30, 2025, the Company had total collateral of $8.5 billion.

Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares outstanding, and the number of shares of class A common stock on an as-converted basis were as follows:

	June 30, 2025					September 30, 2024
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		6	—	(2)	100.0000		9
Series B preferred stock	2		0.9960		2	2		1.0030		2
Series C preferred stock	3		1.7830		6	3		1.7860		6
Class A common stock	1,702		—		1,702	1,733		—		1,733
Class B-1 common stock	5		1.5609	(3)	8	5		1.5653	(3)	8
Class B-2 common stock	120		1.5342	(3)	185	120		1.5430	(3)	186
Class C common stock	9		4.0000		36	10		4.0000		39
Total					1,945					1,983
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

The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Nine Months Ended June 30, 2025				Nine Months Ended June 30, 2024
	Series B		Series C		Series B	Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	1	—	(1)
Effective price per share(2)	$312.39		$312.39		$270.07	$269.62
Recovery through conversion rate adjustment	$5		$3		$161	$20
(1)The reduction in equivalent number of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Shares repurchased in the open market(1)	14	17	40	42
Average repurchase cost per share(2)	$349.24	$276.75	$330.39	$263.91
Total cost(2)	$4,828	$4,770	$13,241	$11,163
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. As of June 30, 2025 and 2024, shares repurchased in the open market include unsettled repurchases of $61 million and $200 million, respectively.
In October 2023, the Company’s board of directors authorized a $25.0 billion share repurchase program and in April 2025, authorized an additional $30.0 billion share repurchase program, both providing multi-year flexibility. These authorizations have no expiration date. As of June 30, 2025, the Company’s share repurchase program had remaining authorized funds of $29.8 billion. All share repurchase programs authorized prior to April 2025 have been completed.
Dividends. For the three months ended June 30, 2025 and 2024, the Company declared and paid dividends of $1,154 million and $1,056 million, respectively. For the nine months ended June 30, 2025 and 2024, the Company declared and paid dividends of $3.5 billion and $3.2 billion, respectively. On July 29, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on September 2, 2025 to all holders of record as of August 12, 2025.
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
Note 10—Earnings Per Share
The following tables present earnings per share:

	Three Months Ended June 30, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$4,605	1,709	$2.69	$5,272	(3)	1,959	(3)	$2.69
Class B-1 common stock	20	5	$4.21	$20		5		$4.20
Class B-2 common stock	497	120	$4.13	$497		120		$4.13
Class C common stock	97	9	$10.78	$97		9		$10.77
Participating securities	53	Not presented	Not presented	$53		Not presented		Not presented
Net income	$5,272

	Nine Months Ended June 30, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$13,067	1,720	$7.60	$14,968	(3)	1,973	(3)	$7.59
Class B-1 common stock	57	5	$11.88	$57		5		$11.87
Class B-2 common stock	1,408	120	$11.70	$1,406		120		$11.69
Class C common stock	280	9	$30.39	$280		9		$30.35
Participating securities	156	Not presented	Not presented	$156		Not presented		Not presented
Net income	$14,968

	Three Months Ended June 30, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,870	1,610	$2.40	$4,872	(3)	2,029	(3)	$2.40
Class B-1 common stock	372	97	$3.82	$371		97		$3.81
Class B-2 common stock	283	74	$3.82	$282		74		$3.81
Class C common stock	275	29	$9.62	$275		29		$9.60
Participating securities	72	Not presented	Not presented	$72		Not presented		Not presented
Net income	$4,872

	Nine Months Ended June 30, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$11,276	1,591	$7.09	$14,425	(3)	2,038	(3)	$7.08
Class B-1 common stock	2,209	196	$11.25	$2,206		196		$11.24
Class B-2 common stock	277	25	$11.25	$276		25		$11.24
Class C common stock	447	16	$28.35	$447		16		$28.31
Participating securities	216	Not presented	Not presented	$216		Not presented		Not presented
Net income	$14,425
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of any class B-1, B-2 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. The common stock equivalents were not material for the three and nine months ended June 30, 2025 and 2024.

The following table presents the weighted-average number of as-converted class A common stock outstanding:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Class B-1 common stock	8	155	8	312
Class B-2 common stock	185	118	185	39
Class C common stock	36	114	37	63
Participating securities	20	30	20	31
Note 11—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) for the nine months ended June 30, 2025:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	643,847	$73.55	$311.85
Restricted stock units	2,591,835	$313.07
Performance-based shares(1)	476,480	$345.65
(1)Represents the maximum number of performance-based shares which could be earned.
For the three months ended June 30, 2025 and 2024, the Company recorded share-based compensation cost related to the EIP of $215 million and $203 million, respectively. For the nine months ended June 30, 2025 and 2024, the Company recorded share-based compensation cost related to the EIP of $680 million and $638 million, respectively.

Note 12—Income Taxes
For the three and nine months ended June 30, 2025, the effective income tax rate was 17%, and for the three and nine months ended June 30, 2024, the effective income tax rates were 19% and 18%, respectively. The effective income tax rates differ due to a change in the geographic mix of earnings as well as the following:
•For the three and nine months ended June 30, 2025, a $60 million net tax benefit due to the reassessment of uncertain tax positions as a result of new information obtained during a tax examination;
•For the nine months ended June 30, 2025, a $222 million tax benefit as a result of a tax position taken on certain expenses, partially offset by a $71 million tax expense related to the resolution of a tax matter; and
•For the nine months ended June 30, 2024, a $184 million tax benefit as a result of the conclusion of an audit.
For the three and nine months ended June 30, 2025, the Company’s gross unrecognized tax benefits decreased $2.4 billion and $2.1 billion, respectively, and the Company’s net unrecognized tax benefits decreased $66 million and increased $34 million, respectively. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions and reflects the reassessment mentioned above, including a decrease in gross timing differences. For the three and nine months ended June 30, 2025, accrued interest related to uncertain tax positions decreased $168 million and $142 million, respectively. For the three and nine months ended June 30, 2024, accrued interest related to uncertain tax positions increased $18 million and decreased $33 million, respectively.
The Internal Revenue Service concluded fieldwork related to its examination of the Company’s U.S. federal income tax returns for fiscal 2016 through 2018. For fiscal 2008 through 2018, an unresolved issue related to certain income tax deductions remains.
The Company’s California income tax examination for fiscal 2012 through 2015 concluded and the Company filed an administrative appeal related to refund claims for those years. The Company’s California income tax returns for fiscal 2016 through 2021 are currently under examination. Except for the refund claims, the California statute of limitations has expired for fiscal years prior to 2016.
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

The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$1,727	$1,751
Provision for uncovered legal matters	114	311
Provision for covered legal matters	1,564	201
Payments for legal matters	(1,053)	(575)
Balance as of end of period	$2,352	$1,688
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$1,537	$1,621
Provision for interchange multidistrict litigation	1,545	140
Payments for U.S. covered litigation	(827)	(204)
Balance as of end of period	$2,255	$1,557
For the nine months ended June 30, 2025, the Company recorded additional accruals of $1.5 billion and deposited $375 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

The following table summarizes the accrual activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$72	$110
Provision for VE territory covered litigation	19	61
Payments for VE territory covered litigation	(85)	(146)
Balance as of end of period	$6	$25
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 82% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
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
Consumer Interchange Litigation
On December 30, 2024, the district court adopted the magistrate judge’s recommendation to deny defendants’ motion to compel arbitration and grant defendants’ motion to dismiss plaintiffs’ California law claims, and plaintiffs moved for reconsideration. On May 12, 2025, the U.S. District Court for the Eastern District of New York denied plaintiffs’ motion for reconsideration and their request for leave to amend the complaint, which decision plaintiffs have both appealed and moved to alter or amend.
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
On December 19, 2024 the UK Court of Appeal issued a decision restricting Merchant damages to six years preceding the claim filing. The six-year limitation period will apply to all existing and future Merchant claims brought under English law in the Courts of England and Wales. In April 2025, a trial was completed before the UK

Competition Appeal Tribunal (CAT) regarding the extent to which interchange fees were passed on by acquirers and merchants. On June 25, 2025, a judgment was handed down by the CAT determining that certain interchange rates restrict competition under UK antitrust law.
On July 8, 2025, Visa was served with a class action claim in the Netherlands on behalf of Dutch merchants against several Visa entities. The claim alleges that inter-regional interchange fees on transactions at Dutch merchants are a restriction of competition and seeks damages from 1992 to present.
Other Litigation
The claimant in the class action in the Israel Central District Court filed a counter-response to Visa’s July 22, 2024 response and a preliminary hearing was held on February 26, 2025.
Other Litigation
U.S. Department of Justice

On December 16, 2024, Visa filed a motion to dismiss the complaint. On June 23, 2025, the court denied the motion.
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
U.S. Securities Class Action
On November 20, 2024, Beibei Cai filed a putative securities class action in the U.S. District Court for the Northern District of California against Visa Inc., and certain of our officers on behalf of all persons or entities who purchased or otherwise acquired publicly traded Visa securities between November 16, 2023 and September 23, 2024. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 in failing to disclose that Visa was in violation of U.S. federal antitrust laws, as was alleged in the lawsuit filed by the U.S. Department of Justice on September 24, 2024 (see U.S. Department of Justice matter). The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees, and costs. On April 23, 2025, the court appointed Cai as lead representative plaintiff. On July 15, 2025 plaintiff filed an amended complaint adding certain current and former officers as defendants and bringing the action on behalf of all persons or entities who purchased or otherwise acquired publicly traded Visa securities between March 2, 2023 and September 23, 2024.
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
Debit Surcharge Class Action
On December 4, 2024, James Williams filed a putative class action in the U.S. District Court for the Northern District of California against Visa Inc. on behalf of a nationwide class of all persons in the United States who paid a surcharge when completing a purchase with a Visa debit card in a transaction with a merchant located in the United States since 2010. The complaint claims that Visa has failed to enforce its rules prohibiting merchants from surcharging those transactions, and that plaintiff and putative class members have been harmed as a result. Plaintiff asserts breach of contract, unjust enrichment and unfair competition claims, and seeks monetary damages, declaratory and injunctive relief. On February 13, 2025, Visa filed a motion to dismiss the complaint. On May 28, 2025, the district court granted Visa’s motion to dismiss with leave to amend certain claims, and plaintiff subsequently filed an amended complaint asserting substantially the same claims. On July 23, 2025, Visa filed a motion to dismiss the amended complaint.
U.S. ATM Access Fee Litigation
On December 6, 2024, plaintiffs in the Mackmin action filed a motion for final approval of the class action settlement with Visa and Mastercard, which the court granted on June 23, 2025.
EMV Chip Liability Shift
On June 24, 2025, plaintiffs filed a motion for preliminary approval of class settlements with Discover and American Express.
MiCamp Solutions
On March 24, 2025, the court dismissed with prejudice MiCamp Solutions’ constitutional law claims, dismissed with leave to amend its federal and state antitrust claims and state data privacy law claims, and denied a motion for a temporary restraining order and preliminary injunction that MiCamp Solutions filed on March 6, 2025. On April 14, 2025, MiCamp Solutions filed a second amended complaint alleging violations of federal and state antitrust and unfair competition laws based on Visa’s assessment of fees for non-compliance with its surcharge rules. On May 28, 2025, Visa filed a motion to dismiss the second amended complaint.
Mirage Wine + Spirits Inc.
On July 9, 2025, the court granted defendants’ motion to dismiss the Amended Class Action Complaint, with leave to amend.
German ATM Litigation
Visa’s challenge to the jurisdiction of the German courts to hear the claims is pending in the German Federal Supreme Court.

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
Financial overview. A summary of our GAAP and non-GAAP operating results is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages and per share data)
Net revenue	$10,172	$8,900	14%	$29,276	$26,309	11%
Operating expenses	$3,995	$2,962	35%	$11,430	$9,063	26%
Net income	$5,272	$4,872	8%	$14,968	$14,425	4%
Diluted earnings per share	$2.69	$2.40	12%	$7.59	$7.08	7%

Non-GAAP operating expenses(2)	$3,307	$2,927	13%	$9,295	$8,417	10%
Non-GAAP net income(2)	$5,834	$4,909	19%	$16,739	$14,964	12%
Non-GAAP diluted earnings per share(2)	$2.98	$2.42	23%	$8.49	$7.34	16%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights. For the three and nine months ended June 30, 2025, net revenue increased 14% and 11% over the prior-year comparable periods, respectively, primarily due to the growth in processed transactions, nominal cross-border volume and nominal payments volume, partially offset by higher client incentives. For the three months ended June 30, 2025, exchange rate movements did not have a material impact on net revenue growth. For the nine months ended June 30, 2025, exchange rate movements lowered our net revenue growth by approximately one percentage point. See Results of Operations—Net Revenue below for further discussion.
For the three and nine months ended June 30, 2025, operating expenses increased 35% and 26% over the prior-year comparable periods, respectively, primarily driven by higher litigation provision and personnel expenses. See Results of Operations—Operating Expenses below for further discussion. For the three and nine months ended June 30, 2025, exchange rate movements lowered our operating expense growth by approximately half a percentage point and one percentage point, respectively.
For the three and nine months ended June 30, 2025, non-GAAP operating expenses increased 13% and 10% over the prior-year comparable periods, respectively, primarily driven by higher personnel, general and administrative, and depreciation and amortization expenses.
Senior notes. In May 2025, we issued Euro-denominated fixed-rate senior notes in a public offering in an aggregate principal amount of €3.5 billion ($3.9 billion), with maturities ranging between 3 and 19 years. See Note 7—Debt to our unaudited consolidated financial statements.
Acquisition. In December 2024, we acquired Featurespace Limited (Featurespace), a developer of real-time artificial intelligence payments protection technology that prevents and mitigates payments fraud and financial crime risks, for a purchase consideration of $946 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.

Interchange multidistrict litigation. For the nine months ended June 30, 2025, we recorded additional accruals of $1.5 billion to address claims associated with the interchange multidistrict litigation. We also made deposits of $375 million into the U. S. litigation escrow account. The additional accruals related to the interchange multidistrict litigation could be higher or lower than deposits made into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. In April 2025, our board of directors authorized a $30.0 billion share repurchase program, providing multi-year flexibility. For the nine months ended June 30, 2025, we repurchased 40 million shares of our class A common stock in the open market for $13.2 billion. As of June 30, 2025, our share repurchase program had remaining authorized funds of $29.8 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Severance costs. For the nine months ended June 30, 2025, we recorded severance costs within personnel expense to realign our organizational structure and focus on areas that will drive higher long-term growth. This broad-based optimization effort has been excluded as it is not representative of our ongoing operations.
•Lease consolidation costs. For the nine months ended June 30, 2025 and 2024, we recorded charges within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded these amounts as it does not reflect the underlying performance of our business.
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. For the three and nine months ended June 30, 2025 and 2024, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 and class B-2 common stock ultimately convert into shares of class A common stock. For the three months ended June

30, 2025 and the three and nine months ended June 30, 2024, there was no conversion rate adjustment. For the nine months ended June 30, 2025, basic and diluted earnings per class A common stock was unchanged. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
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
Non-GAAP operating expenses, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with GAAP. The following tables reconcile our GAAP to non-GAAP financial measures:

	Three Months Ended June 30, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$3,995	$156	$1,061	16.7%	$5,272	$2.69
(Gains) losses on equity investments, net	—	35	7		28	0.01
Amortization of acquired intangible assets	(54)	—	14		40	0.02
Acquisition-related costs	(19)	—	1		18	0.01
Litigation provision	(615)	—	139		476	0.24
Non-GAAP	$3,307	$191	$1,222	17.3%	$5,834	$2.98

	Nine Months Ended June 30, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$11,430	$125	$3,003	16.7%	$14,968	$7.59
(Gains) losses on equity investments, net	—	133	29		104	0.05
Amortization of acquired intangible assets	(164)	—	41		123	0.06
Acquisition-related costs	(85)	—	6		79	0.04
Severance costs	(213)	—	45		168	0.08
Lease consolidation costs	(39)	—	9		30	0.02
Litigation provision	(1,634)	—	367		1,267	0.64
Non-GAAP	$9,295	$258	$3,500	17.3%	$16,739	$8.49

	Three Months Ended June 30, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$2,962	$51	$1,117	18.6%	$4,872	$2.40
(Gains) losses on equity investments, net	—	22	5		17	0.01
Amortization of acquired intangible assets	(48)	—	13		35	0.02
Acquisition-related costs	(28)	—	3		25	0.01
Litigation provision	(10)	—	2		8	—
Indirect taxes	118	—	(29)		(89)	(0.04)
Charitable contribution	(67)	—	26		41	0.02
Non-GAAP	$2,927	$73	$1,137	18.8%	$4,909	$2.42

	Nine Months Ended June 30, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$9,063	$298	$3,119	17.8%	$14,425	$7.08
(Gains) losses on equity investments, net	—	48	11		37	0.02
Amortization of acquired intangible assets	(131)	—	32		99	0.05
Acquisition-related costs	(75)	—	5		70	0.03
Litigation provision	(434)	—	97		337	0.17
Lease consolidation costs	(57)	—	13		44	0.02
Indirect taxes	118	—	(29)		(89)	(0.04)
Charitable contribution	(67)	—	26		41	0.02
Non-GAAP	$8,417	$346	$3,274	17.9%	$14,964	$7.34
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

The following tables present nominal payments and cash volume:

	U.S.			International			Visa
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2025	2024	% Change(2)	2025	2024	% Change(2)	2025	2024	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$592	$564	5%	$745	$725	3%	$1,337	$1,289	4%
Consumer debit(3)	802	745	8%	789	739	7%	1,591	1,483	7%
Commercial(4)	261	253	3%	156	149	5%	416	401	4%
Total nominal payments volume(2)	$1,654	$1,561	6%	$1,690	$1,612	5%	$3,344	$3,173	5%
Cash volume(5)	145	148	(2%)	454	461	(2%)	599	609	(2%)
Total nominal volume(2),(6)	$1,800	$1,709	5%	$2,144	$2,073	3%	$3,943	$3,782	4%

	U.S.			International			Visa
	Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)
	2025	2024	% Change(2)	2025	2024	% Change(2)	2025	2024	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,844	$1,744	6%	$2,312	$2,218	4%	$4,156	$3,961	5%
Consumer debit(3)	2,379	2,219	7%	2,458	2,251	9%	4,838	4,470	8%
Commercial(4)	801	773	4%	483	457	6%	1,284	1,230	4%
Total nominal payments volume(2)	$5,024	$4,735	6%	$5,253	$4,925	7%	$10,277	$9,660	6%
Cash volume(5)	445	452	(2%)	1,412	1,423	(1%)	1,857	1,876	(1%)
Total nominal volume(2),(6)	$5,469	$5,188	5%	$6,665	$6,348	5%	$12,134	$11,536	5%
The following table presents the change in nominal and constant payments and cash volume:

	International		Visa		International		Visa
	Three Months Ended March 31, 2025 vs. 2024(1),(2)		Three Months Ended March 31, 2025 vs. 2024(1),(2)		Nine Months Ended March 31, 2025 vs. 2024(1),(2)		Nine Months Ended March 31, 2025 vs. 2024(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	3%	8%	4%	6%	4%	8%	5%	7%
Consumer debit growth(3)	7%	11%	7%	9%	9%	12%	8%	10%
Commercial growth(4)	5%	10%	4%	6%	6%	9%	4%	6%
Total payments volume growth	5%	9%	5%	8%	7%	10%	6%	8%
Cash volume growth(5)	(2%)	4%	(2%)	2%	(1%)	4%	(1%)	3%
Total volume growth	3%	8%	4%	7%	5%	9%	5%	7%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the three and nine months ended June 30, 2025 and 2024, respectively, was based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2025 and 2024, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table presents the number of processed transactions:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change(1)	2025(1)	2024(1)	% Change(1)
	(in millions, except percentages)
Visa processed transactions	65,443	59,318	10%	189,891	172,247	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenue
The following table presents our net revenue earned in the U.S. and internationally:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages)
U.S.	$3,927	$3,621	8%	$11,476	$10,909	5%
International	6,245	5,279	18%	17,800	15,400	16%
Net revenue	$10,172	$8,900	14%	$29,276	$26,309	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased over the three and nine-month prior-year comparable periods primarily due to the growth in processed transactions, nominal cross-border volume and nominal payments volume, partially offset by higher client incentives.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. For the three months ended June 30, 2025, exchange rate movements did not have a material impact on net revenue growth. For the nine months ended June 30, 2025, exchange rate movements lowered our net revenue growth by approximately one percentage point.

The following table presents the components of our net revenue:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages)
Service revenue	$4,330	$3,967	9%	$12,937	$11,915	9%
Data processing revenue	5,153	4,489	15%	14,599	13,104	11%
International transaction revenue	3,633	3,194	14%	10,366	9,197	13%
Other revenue	1,028	780	32%	2,877	2,228	29%
Client incentives	(3,972)	(3,530)	13%	(11,503)	(10,135)	13%
Net revenue	$10,172	$8,900	14%	$29,276	$26,309	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased over the three and nine-month prior-year comparable periods primarily due to growth in nominal payments volume of 5% and 6%, respectively, select pricing modifications and card benefits.
•Data processing revenue increased over the three and nine-month prior-year comparable periods primarily due to growth in processed transactions of 10%. In addition, the increase over the three-month prior-year comparable period reflected the impact of select pricing modifications.
•International transaction revenue increased over the three and nine-month prior-year comparable periods primarily due to growth in nominal cross-border volumes of 13%, excluding transactions within Europe, and higher volatility of a broad range of currencies, partially offset by business mix.
•Other revenue increased over the three and nine-month prior-year comparable periods primarily due to growth in advisory and other services and select pricing modifications.
•Client incentives increased over the three and nine-month prior-year comparable periods primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
For the three months ended June 30, 2025 and 2024, revenue from value-added services was $2.8 billion and $2.2 billion, respectively. For the nine months ended June 30, 2025 and 2024, revenue from value-added services was $7.8 billion and $6.4 billion, respectively. Value-added services revenue increased 28% and 22% over the three and nine-month prior-year comparable periods, respectively, primarily due to growth in advisory and other services, issuing solutions and acceptance solutions.

Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages)
Personnel	$1,749	$1,573	11%	$5,219	$4,655	12%
Marketing	421	378	11%	1,108	1,009	10%
Network and processing	224	200	12%	655	570	15%
Professional fees	187	152	23%	503	443	13%
Depreciation and amortization	317	264	20%	904	760	19%
General and administrative	482	382	26%	1,382	1,174	18%
Litigation provision	615	13	NM	1,659	452	NM
Total operating expenses	$3,995	$2,962	35%	$11,430	$9,063	26%
NM – Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased over the three and nine-month prior-year comparable periods primarily due to a higher number of employees and compensation focused on areas that will drive higher long-term growth, including acquisitions. In addition, the increase over the nine-month prior-year comparable period was due to severance costs in the current period to realign our organizational structure.
•Marketing expenses increased over the three and nine-month prior-year comparable periods primarily due to higher spending for client marketing.
•Network and processing expenses increased over the three and nine-month prior-year comparable periods primarily due to continued technology and processing network investments to support growth and acquisitions.
•Professional fees increased over the three and nine-month prior-year comparable periods primarily due to higher legal fees.
•Depreciation and amortization expenses increased over the three and nine-month prior-year comparable periods primarily due to additional amortization and depreciation from our on-going investments and acquisitions.
•General and administrative expenses increased over the three and nine-month prior-year comparable periods primarily due to the absence of the release of the reserve on indirect taxes previously recognized in fiscal 2021, higher usage of travel related card benefits and higher indirect taxes, partially offset by a charitable contribution to the Visa Foundation in the prior year and favorable foreign currency fluctuations.
•Litigation provision increased over the three-month prior-year comparable period primarily due to higher accruals related to the U.S. covered litigation and uncovered litigation. Litigation provision increased over the nine-month prior-year comparable period primarily due to higher accruals related to the U.S. covered litigation, partially offset by lower accruals related to uncovered litigation. See Note 13—Legal Matters to our unaudited consolidated financial statements.

Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change(1)	2025	2024	% Change(1)
	(in millions, except percentages)
Interest expense	$(39)	$(196)	(80%)	$(379)	$(465)	(19%)
Investment income (expense) and other	195	247	(21%)	504	763	(34%)
Total non-operating income (expense)	$156	$51	208%	$125	$298	(58%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense decreased over the three and nine-month prior-year comparable periods primarily due to higher interest benefit related to taxes and lower losses from derivatives, partially offset by higher interest expense related to the issuance of debt in the three months ended June 30, 2025.
•Investment income (expense) and other decreased over the three and nine-month prior-year comparable periods primarily due to lower interest income on our cash and investments. In addition, the decrease over the nine-month prior-year comparable period was due to higher losses on our equity investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Effective income tax rate	17%	19%	17%	18%
The effective income tax rates for the three and nine-month prior-year comparable periods differ due to a change in the geographic mix of earnings as well as the following:
•For the three and nine months ended June 30, 2025, a $60 million net tax benefit due to the reassessment of uncertain tax positions as a result of new information obtained during a tax examination;
•For the nine months ended June 30, 2025, a $222 million tax benefit as a result of a tax position taken on certain expenses, partially offset by a $71 million tax expense related to the resolution of a tax matter; and
•For the nine months ended June 30, 2024, a $184 million tax benefit as a result of the conclusion of an audit.
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
On July 4, 2025, U.S. tax legislation was enacted into law, including the allowance of accelerated tax deductions for qualified property and research expenditures, as well as changes in international provisions. The changes are applicable to Visa with effective dates ranging from January 2025 through fiscal 2027. We are in the process of evaluating the impact to our consolidated financial statements.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2025	2024
	(in millions)
Total cash provided by (used in):
Operating activities	$16,821	$13,286
Investing activities	$404	$(2,510)
Financing activities	$(12,963)	$(13,564)
Operating activities. Cash provided by operating activities increased over the nine-month prior-year comparable period primarily due to growth in our underlying business and the timing of payments related to income taxes, partially offset by higher incentive payments.
Investing activities. Cash provided by investing activities increased over the nine-month prior-year comparable period primarily due to the absence of investment securities purchases, partially offset by lower proceeds from maturities and sales of investment securities.
Financing activities. Cash used in financing activities decreased over the nine-month prior-year comparable period primarily due to proceeds received from the issuance of senior notes, partially offset by higher share repurchases, lower funds held on behalf of clients and higher dividends paid.
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
Senior notes. In May 2025, we issued Euro-denominated fixed-rate senior notes in a public offering in an aggregate principal amount of €3.5 billion ($3.9 billion), with maturities ranging between 3 and 19 years. See Note 7—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2024, except as discussed below.
Common stock repurchases. For the nine months ended June 30, 2025, we repurchased shares of our class A common stock in the open market for $13.2 billion. As of June 30, 2025, our share repurchase program had remaining authorized funds of $29.8 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. For the nine months ended June 30, 2025, we declared and paid $3.5 billion in dividends to holders of our common and preferred stock. On July 29, 2025, our board of directors declared a quarterly cash dividend of $0.59 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

Senior notes. Principal payments on our senior notes of $4.0 billion and €1.4 billion ($1.6 billion) are due in December 2025 and June 2026, respectively, for which we have sufficient liquidity. See Note 7—Debt to our unaudited consolidated financial statements.
Acquisition. In December 2024, we acquired Featurespace for a purchase consideration of $946 million. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Litigation. For the nine months ended June 30, 2025, we deposited $375 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of June 30, 2025 was $2.7 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
April 1 – 30, 2025	5	$333.49	5	$32,833
May 1 – 31, 2025	4	$359.75	4	$31,482
June 1 – 30, 2025	5	$359.45	5	$29,834
Total	14	$349.24	14
(1)Includes applicable taxes.
See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(c) Trading Plans
For the three months ended June 30, 2025, the following officers adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, which is intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:
On May 7, 2025, Julie B. Rottenberg, our General Counsel, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 8,109 shares of our class A common stock underlying employee stock options. The duration of the trading arrangement is until July 31, 2026 or earlier if all transactions under the trading arrangement are completed.
On May 15, 2025, Ryan McInerney, our Director and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 143,075 shares of our class A common stock underlying employee stock options. The duration of the trading arrangement is until July 31, 2026 or earlier if all transactions under the trading arrangement are completed.
No other officers or directors adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2025.

ITEM 6.	Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

4.1	Form of 2.250% Senior Notes due 2028	8-K	001-33977	4.1	5/15/2025

4.2	Form of 3.125% Senior Notes due 2033	8-K	001-33977	4.2	5/15/2025

4.3	Form of 3.500% Senior Notes due 2037	8-K	001-33977	4.3	5/15/2025

4.4	Form of 3.875% Senior Notes due 2044	8-K	001-33977	4.4	5/15/2025

10.1*+	Amendment to the Aircraft Time Sharing Agreement, dated as of May 20, 2025, between Visa and Ryan McInerney

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or arrangement.
+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	July 29, 2025	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2025	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2025	By:	/s/ Peter Andreski
		Name:	Peter Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)