Form 10-K
period 2025-09-30
VISA INC.
filed 2025-11-06
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $601.1 billion. There is currently no established public trading market for the registrant’s class B-1, B-2 or class C common stock.
As of October 30, 2025, the registrant’s shares of common stock outstanding were as follows.

Class	Shares outstanding
Class A common stock	1,687,629,770
Class B-1 common stock	4,835,384
Class B-2 common stock	120,338,948
Class C common stock	8,938,707
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2025.

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

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries and territories; size and growth of the total addressable opportunities in consumer payments, commercial and money movement solutions and value-added services and our ability to capture such opportunities; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1, Item 1A, Item 7 and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business
OVERVIEW
Visa is one of the world’s leaders in digital payments. Our purpose is to uplift everyone, everywhere by being the best way to pay and be paid. Since Visa’s early days in 1958, we have been in the business of facilitating secure, reliable and efficient global commerce and money movement. We provide transaction processing services (primarily authorization, clearing and settlement) among consumers, issuing and acquiring financial institutions and sellers in a structure we call the “four-party” model. Please see Our Core Business discussion below. As the payments ecosystem continues to evolve, we have broadened this model to include digital banks, digital wallets, a range of financial technology companies (fintechs), governments and non-governmental organizations (NGOs). We are focused on extending, enhancing and investing in our proprietary advanced transaction processing network, VisaNet, to offer a single connection point for facilitating money movement to multiple endpoints through various form factors and innovative technologies across more than 200 countries and territories. Visa is committed to advancing innovation within the payment technology sector. Building upon our track record of industry leadership, including early adoption and integration of artificial intelligence (AI) models in payment systems, Visa continues to invest in the development and deployment of next-generation technologies, such as generative AI (GenAI), stablecoins and agentic commerce. During fiscal 2025, 329 billion payments and cash transactions with Visa’s brand were processed by Visa or other networks, equating to an average of 901 million transactions per day. Of the 329 billion total transactions, 258 billion were processed by Visa.
•We offer a wide range of Visa-branded payment products that our clients, including nearly 14,500 financial institutions, use to develop and offer payment solutions or services, including credit, debit, prepaid and cash access programs for individual, business and government account holders. During fiscal 2025, Visa’s total payments and cash volume was $17 trillion, and we had nearly 5 billion payment credentials, which are issued Visa card accounts, that were available to be used at more than 175 million merchant locations worldwide.(1)
•We take an open partnership approach and seek to provide value by enabling access to our global network through multiple integration methods, including programmatic access via application programming interfaces (APIs) and structured data exchange through our Model Context Protocol (MCP) server. We partner with traditional financial institutions and emerging fintech and AI companies to innovate and expand the payments ecosystem, enabling them to leverage our platform infrastructure to accelerate their business growth and market expansion.
•We are using our componentized capabilities and global connectivity to power all types of payments and deliver services to all types of clients worldwide through our Visa as a Service stack, which has four layers: the foundation layer, the services layer, the solutions layer and the access layer. Our foundation layer comprises the network infrastructure that enables connections to approximately 12 billion cards, bank accounts and digital wallets with more than 175 million merchant locations across more than 200 countries and territories. Our services layer organizes core capabilities, including authentication, risk management and fraud detection, into discrete, reusable components that can be utilized individually or combined into solutions. These modular services are the building blocks of our comprehensive portfolio in our solutions layer, which are enhanced to create new features and capabilities for our clients. Finally, the access layer provides clients the entry point to these solutions via on-demand APIs, our MCP server that enables AI systems to interface with our Visa Intelligent Commerce APIs, and fully managed solutions. The Visa as a Service stack enables organizations of any size to access and scale Visa’s network capabilities globally.
•We are accelerating the migration to digital payments through our network of networks strategy. We aim to provide a single connection point so that Visa clients can enable money movement for businesses, governments and consumers, regardless of which network is used to start or complete the transaction. This model ultimately helps to unify a complex payments ecosystem. Visa’s network of networks approach creates opportunities by facilitating person-to-person (P2P), business-to-consumer (B2C), business-to-business (B2B) and government-to-consumer (G2C) payments, in addition to consumer-to-business (C2B) payments.
(1) Data provided to Visa by acquiring institutions and other third parties as of June 30, 2025.

•We provide value-added services to our clients, including Issuing Solutions, Acceptance Solutions, Risk and Security Solutions and Advisory and Other Services.
•We invest in and promote our brand to benefit our clients and partners through advertising, promotional and sponsorship initiatives with the International Olympic Committee, the International Paralympic Committee, the National Football League, the FIFA World Cup 2026TM and the Red Bull Formula One Teams (the Oracle Red Bull Racing Team and the Visa Cash App RB Formula One Team), among others. We also use these sponsorship assets to showcase our payment innovations.
FISCAL 2025 KEY STATISTICS
(1)Please see Item 7 of this report for a reconciliation of our GAAP to non-GAAP financial results.
OUR CORE BUSINESS
In a typical Visa C2B payment transaction, the consumer purchases goods or services from a seller using a Visa card or payment product. The seller presents the transaction data to an acquirer, usually a bank or third-party processing firm that supports acceptance of Visa cards or payment products, for verification and processing. Through VisaNet, the acquirer presents the transaction data to Visa, which in turn sends the transaction data to the issuer to check the account holder’s account balance or credit line for authorization. After the transaction is authorized, the issuer posts the transaction to the consumer’s account and effectively pays the acquirer an amount equal to the value of the transaction, minus the interchange reimbursement fee (IRF). The acquirer pays the amount of the purchase, minus the merchant discount rate (MDR), to the seller.
Visa earns revenue by facilitating money movement across more than 200 countries and territories, among a global set of consumers, sellers, financial institutions and government entities, through innovative technologies.

Our net revenue in fiscal 2025 consisted of the following:

SERVICE REVENUE Earned for services provided in support of client usage of Visa’s payment services and value-added services related to certain Issuing Solutions
OTHER REVENUE
Consists mainly of value-added services primarily related to Advisory and Other Services and certain Issuing Solutions; license fees for use of the Visa brand or technology; and fees for account holder services, certification and licensing

DATA PROCESSING REVENUE
Earned for authorization, clearing and settlement; value-added services primarily related to Acceptance Solutions, Risk and Security Solutions and certain Issuing Solutions; network access; and other maintenance and support services that facilitate transaction and information processing among our clients globally

CLIENT INCENTIVES
Paid to financial institution clients, sellers and other business partners to grow payments volume; increase Visa product acceptance; encourage seller acceptance and use of Visa’s payment services; and drive innovation

INTERNATIONAL TRANSACTION REVENUE Earned for cross-border transaction processing and currency conversion activities
Please see Item 7 and Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report, which include disclosures on how we earn and recognize our revenue.
Visa provides payment processing for both non-Visa-branded and Visa-branded card transactions. In the context of non-Visa-branded card transactions, we facilitate payment processing by providing gateway routing services to other payment networks. At the client’s request, we may provide authorization, clearing or settlement services on our network before or after we route the transaction to the other payments network. In those instances, Visa may earn data processing revenue for the specific services provided. In the context of Visa-branded card transactions on our network, we provide authorization, clearing and settlement services and may earn service, data processing, international transaction or other revenue. Depending on applicable regulations, some payment processors may or may not use our network to process Visa-branded card transactions. If they use our network, we may earn service revenue and data processing revenue. If they do not use our network, we may earn only service revenue.
Visa is not a financial institution. We do not issue cards, extend credit or set rates and fees for account holders of Visa products nor do we earn revenue from or bear credit risk with respect to any of these activities. Interchange reimbursement fees reflect the value sellers receive from accepting our products and play a key role in balancing the costs and benefits that account holders and sellers derive from participating in our payments network. Generally, IRFs are paid by acquirers to issuers. We establish default IRFs that apply absent other established settlement terms. These default IRFs are set independently from the revenue we receive from issuers and acquirers. Our acquiring clients are responsible for soliciting sellers and for setting the fees they charge to sellers for the MDR. Visa sets fees to acquirers independently from any fees that acquirers may charge sellers. Therefore, the fees we receive from issuers and acquirers are not derived from IRFs or MDRs.

Visa’s strategy is to accelerate revenue growth through consumer payments (CP), commercial and money movement solutions (CMS) and value-added services (VAS), as well as fortify the key foundations of our business model. In CP, we are focused on strengthening our impact in card-based consumer payments and expanding our reach in non-card-based payments. In CMS, formerly known as new flows, we are driving and enabling further penetration of commercial payments and money movement. Finally, in VAS, we are delivering innovative services to deepen our partnerships with our clients.
We seek to accelerate revenue growth through the following areas:
Consumer Payments
On an annual basis, we see more than $40 trillion(2) of addressable consumer spend, excluding Russia and China. Of this spend opportunity, we are pursuing an estimated more than $20 trillion annual opportunity in underserved consumer spend, spread across cash, check, legacy Automated Clearing House (ACH), account to account (A2A) payments and real time payments (RTP) or other less effective forms of digital payments.
We aim to grow CP by strengthening Visa’s impact in card-based consumer payments and expanding our reach in non-card-based payments. We are investing in Tap to Everything, token technology, cross-border capabilities, offerings to affluent consumers, consumer credit capabilities and other opportunities to drive our volume and expand the scope of our transactions and our payment credentials on top of which we can deliver a growing array of Visa services.

Core Products
Visa’s growth has been driven by the strength of our core products — credit, debit and prepaid.
(2) Visa analysis based on third-party studies for the period covering calendar year 2024.

Credit: Credit cards and digital payment credentials allow consumers and businesses to access credit to pay for goods and services. Credit cards are affiliated with programs operated by financial institution clients, co-brand partners, fintechs and affinity partners.
Debit: Debit cards and digital payment credentials allow consumers and small businesses to purchase goods and services using funds held in their deposit accounts. Debit cards enable account holders to transact in person, online or via mobile without cash or checks and without accessing a line of credit. The Visa/PLUS Global ATM network also provides debit, credit and prepaid account holders with cash access and other banking capabilities. Issuing and acquiring partnerships with both financial institutions and independent ATM operators enable these capabilities.
Prepaid: Prepaid cards and digital payment credentials draw from a designated balance funded by individuals, businesses or governments. Prepaid cards address many use cases and needs, including general purpose reloadable, payroll, government and corporate disbursements, healthcare, gifting and travel. Visa-branded prepaid cards also play an important part in financial inclusion, bringing payment solutions to those with limited or no access to traditional banking products.
Key Enablers
By enabling CP, we help our clients grow as digital commerce, new technologies and new participants continue to transform the payments ecosystem.
Tap to Everything
Since we introduced Tap to Pay technology 20 years ago, it has emerged as a preferred way to pay in the face-to-face environment. Tap to Pay adoption is growing and Tap to Pay has become the default way Visa cardholders pay, comprising 79% and 66% of all face-to-face transactions, globally and in the United States in fiscal 2025, respectively. In addition, we have activated more than 1,000 contactless public transport projects worldwide. We processed more than 2.4 billion contactless transactions on global transit systems in fiscal 2025, surpassing the number of transactions in 2024.
Building on the momentum of Tap to Pay, we continue to expand into new ‘Tap to Everything’ use cases. Our Tap to Phone capabilities, enabling any mobile device with near field communication capability to be converted to a payment acceptance terminal, has expanded. During fiscal 2025, we passed 20 million Tap to Phone transacting devices. In 2024, we launched our Tap to Add Card capability, enabling a consumer to add a payment credential to a digital wallet by tapping their card to their mobile device. This functionality is expanding and has more than 600 issuers participating globally, resulting in the service being live for more than 1.4 billion Visa credit and debit cards around the world. Tap to P2P, another ‘Tap to Everything’ use case, is a product that uses tokenization for security, incorporating Visa's Tap to Consumer Device and Software Development Kit (SDK) technology for contactless data transmission between devices and the convenience of Visa Direct's real time money movement for fund transfers. Finally, we are piloting our newest tap capability, Tap to Confirm, for issuers. In high-risk transaction types where an issuer might otherwise have declined the transaction, issuers can ask the consumer to tap to confirm the transaction, demonstrating that the consumer is in possession of the physical card.
Token Technology
We are adding identity-based authentication and other capabilities to our token technology to further drive preference for Visa payment types, including a solution for agentic commerce. Please see our Looking Ahead discussion below. Visa Token Service (VTS) brings trust to digital commerce innovation. As consumers increasingly rely on digital transactions, VTS is designed to enhance the digital ecosystem through improved authorization, reduced fraud and enhanced consumer experience. VTS helps protect digital transactions by replacing 16-digit Visa account numbers with a token that includes a surrogate account number, cryptographic information and other data to protect the underlying account information. This security technology can work for a variety of in-person or ecommerce payment transactions. As of September 30, 2025, Visa has provisioned more than 16 billion tokens.
In addition, the Visa Cloud Token Framework is a cloud-based security technology program that expands token use cases to mobile wallets, ecommerce platforms and Internet of Things devices, all while adding fraud mitigation functionality. We continue to build new capabilities, such as Visa Payment Passkey, which links the token to the consumer’s device passkey information, adding another layer of security to the payment experience. Building on these capabilities, we are progressing beyond earlier implementations like Click to Pay, which provides a simplified and more consistent ecommerce checkout experience by removing time-consuming key entry of personal information and enabling consumer and transaction data to be passed securely between payments network participants.
Cross-Border
We are a preferred global payments network for cross-border travelers in key markets, differentiated by our risk management and fraud prevention capabilities, including tokenization, and our cross-border currency and settlement capabilities, which include foreign exchange solutions.
As our cross-border volume continues to grow year-over-year, we are investing in cross-border commerce through several strategic initiatives. These include expanding the scope and utility of our cross-border network, particularly in key travel corridors, where cash usage remains high, and increasing acceptance locations. We are also enhancing our value proposition in travel and ecommerce to drive consumer preference for Visa payment credentials and improving cross-border transaction performance and authorization rates. In addition, we are focused on improving the performance of cross-border portfolios and tapping into high-potential verticals with a significant mix of cross-border payments. We are also building more feature functionality with products like multi-currency payment credentials that allow travelers to hold and transact in multiple currencies seamlessly.
Offerings to Affluent Consumers

Visa is a global leader in affluent and premium co-branded programs, including our Infinite brand, which is designed to bring together benefits, experiences and product features to deliver a premium value proposition to our affluent cardholders. Our strength in this focus area is driven by core capabilities that align with the needs of affluent consumers, such as our global acceptance footprint, differentiated credit products, advanced fraud protection and dispute resolution services, brand equity and premium benefits.
We continue to invest in experiential benefits to better serve this consumer base, including music series, concierge services and access to premier hotels and restaurants, such as the Visa Dining Collection OpenTable Benefit. In addition, we leverage our portfolio of sponsorship assets to deliver unique experiences at events, including the Super Bowl, the Olympic and Paralympic Games, the FIFA World Cup 2026TM and through our partnership with Visa’s two Red Bull Formula One racing teams. These benefits enhance our premium value proposition and strengthen relationships with issuing partners.
Affluent consumers represent a highly attractive market opportunity within our CP business. This focus area demonstrates significantly higher spend per cardholder in cross-border, credit and ecommerce volumes, generating more revenue for Visa compared to the average Visa cardholder.
Powering Credit
We have built a strong reputation and brand around our credit products by offering robust security, advanced fraud mitigation and effective dispute management. Over time, we have introduced several innovations that differentiate our credit offerings and drive consumer preference for Visa. For example, we were a pioneer in dual-message technology, which enables real-time transaction authorization, a capability that only a few payments providers globally can provide.
Even with our strong foundation in credit, significant opportunity remains in international markets, where the penetration of card-linked credit products as a percentage of consumer spending is less than half that of the U.S. To address this, we continue to develop new products that provide greater control and insight to our issuing clients and their customers. For example, Visa Flex Credential allows consumers to use a single Visa payment credential to access and switch between multiple funding sources, like debit and credit. As of September 30, 2025, we have more than 20 signed clients in more than 20 countries across all regions.

Expanding Our Reach in Consumer Payments
We aim to capture value and drive yield from CP currently routed through A2A networks via two primary strategies. First, we are focused on capturing A2A payments through card-enabled payment flows. One example of our most recent innovations in this space is Visa Pay, which we launched in 2025, expanding digital payment access by connecting participating digital wallets to Visa’s network with digital credentials for payments globally. In certain regions, digital wallet providers, A2A schemes and banks can adopt Visa Pay by connecting to our APIs directly, enabling access to Visa’s global acceptance as a white-label solution within the user’s app. In addition, we are piloting these same functionalities through our full stack SDK. In the Central and Eastern Europe, Middle East and Africa markets, a stand-alone Visa Pay app enables banks to offer their customers the ability to set up a Visa account or payment credential and conduct payments at Visa acceptance locations.
Second, we leverage A2A networks to deliver Visa-branded A2A products, most notably through Tink, our open banking solution in regions, such as Europe and Latin America. Tink enables open banking and data exchange for A2A transactions. Since acquiring Tink in 2022, we have scaled our open banking payments network, reaching thousands of bank connections as of September 30, 2025. Please see our Advisory and Other Services discussion below. Visa is collaborating with our financial institution and fintech partners to bring Visa A2A to United Kingdom customers. In addition, as we expand the Visa as a Service stack, we are providing value-added services to local payment methods operating on A2A or RTP networks. Please see our Risk and Security Solutions discussion below.
Commercial & Money Movement Solutions
CMS is focused on driving digitization and improving the payments and money movement experience across all payment flows, beyond C2B, through our network of networks. These include P2P, B2C, B2B and G2C payments, which provide some of the largest payment opportunities in the world. Representing a total addressable opportunity of approximately $200 trillion(3) of payment flows annually, excluding Russia and China, this pillar of our business aims to make payments and money movement easier for businesses, consumers and governments, using both Visa’s global network and connectivity to other networks around the world.
We have two key objectives in this business area. The first objective is to address B2B payments flows from small businesses up to large enterprises and governments through our Visa Commercial Solutions, a card and virtual payments-led business. This part of the business focuses on addressing approximately $35 trillion of annual opportunity by converting small and medium business spend to our solutions; scaling our existing large and middle market use cases to more countries, corporates and partners; delivering product innovation and network flexibility, driving more B2B spend to cards and virtual payments, enabling new and emerging B2B verticals; and unlocking new commercial card acceptance with suppliers.
The second objective is to address money movement and a subset of B2B flows through Visa Direct. This part of the business focuses on growing our domestic business through our core P2P use case and penetrating new use cases, growing our cross-border flows through enhanced network capabilities; and deepening our relationships with existing clients through new use cases, corridors and services. Through our Visa Direct strategy, we are pursuing approximately $55 trillion of annual opportunity in P2P, B2C and G2C money movement flows and approximately $25 trillion of annual opportunity in B2B money movement flows.

Visa Commercial Solutions
As a long-time participant in the B2B ecosystem, we have been supporting small businesses, large and middle market companies, and governments with their payments needs. We continue to see opportunities for growth as businesses seek simple digital experiences, similar to those available to consumers. Visa offers a holistic suite of tailored solutions for businesses, providing payment, reconciliation and data to help manage working capital and drive efficiency, set spend controls, manage expenses and automate payment processes.
(3) Visa analysis based on third-party studies as of 2022.

Our portfolio of commercial payments solutions includes small business cards, corporate (travel) cards, purchasing cards, virtual cards and digital payment credentials. Businesses look to optimize processes and effectively manage working capital by utilizing our commercial payments solutions. To support small businesses we expanded the small business supplier matching webtool so that it is directly accessible to small- and medium-size businesses, enhancing their ability to use their payment credentials for business payments. For large business spend, we have been expanding our presence in specific commercial spend verticals, such as fleet and fuel, travel and agriculture. We have also extended our products and capabilities specifically for accounts receivable and accounts payable spend, through either embedded finance capabilities, or new solutions like our Accounts Receivable Manager virtual card automation solution in the U.S.
Visa Direct
We have the largest money movement platform in the world — by transactions, volumes and endpoints — through years of product innovation and acquisitions. Visa Direct began with cards, by taking our existing Visa network and allowing users to receive money to their bank accounts via their debit cards as an endpoint. We have also expanded our network of networks by adding connectivity to accounts through our acquisition of Earthport. Through further innovation, we added digital wallets.
We have strengthened our position in the money movement space through additional assets we have acquired and built, such as Currencycloud and YellowPepper, to create the Visa Direct platform. The Visa Direct platform facilitates domestic and cross-border money movement, enabling clients to collect, hold, convert and send funds across our network. Visa Direct enables P2P payments and A2A transfers, business and government payouts to individuals or small businesses, seller settlements and refunds, among other use cases, across more than 195 countries and territories. Visa Direct utilizes more than 90 domestic payment schemes and more than 60 card and wallet networks, with the potential to reach approximately 12 billion endpoints, through approximately 4 billion cards, bank accounts and digital wallets, respectively. In fiscal 2025, Visa Direct processed more than 12.5 billion transactions for more than 650 partners.
Through Visa+, we aim to provide simplified reach and delivery of funds through alias-linked accounts and wallets, giving flexibility and additional choices to consumers when receiving payments. Visa+ does not require users to have a Visa card; instead, it is based on an alias credential that is linked to their participating payment apps.
Value-Added Services
VAS represents approximately a $520 billion annual revenue opportunity(4) for us to diversify our revenue with products and solutions that help our clients and partners optimize their performance, differentiate their offerings and create better experiences for their consumers. Our comprehensive suite of value-added services spans four portfolios: Issuing Solutions, Acceptance Solutions, Risk and Security Solutions and Advisory and Other Services, which represent approximately $125 billion, $95 billion, $150 billion and $150 billion, respectively, of our overall $520 billion annual revenue opportunity in VAS.
Our VAS strategy, aimed at deepening our partnerships, has three areas of focus: (1) enhance Visa payments by making the Visa network easier to access, more attractive and more secure, increasing yield per transaction; (2) enable all payments by providing access and managing experiences for A2A, alternative payment methods and other card schemes; and (3) go beyond payments by helping clients optimize their payments businesses and achieve multiplier effects. We have made significant progress across each of these areas and offer more than 200 products and services as of September 30, 2025, many of which are designed to work together to deliver high-impact business outcomes.
(4) Visa analysis based on third-party studies as of 2024.

Issuing Solutions
The largest division under our Issuing Solutions business is our Cardholder Engagement solutions, which provide issuers with benefits including airport lounge access, dining reservations, shopping experiences, event tickets, seller offers and access to unique experiences with the goal of driving engagement and spend on Visa payment credentials. We provide a range of other services and digital solutions to issuers, such as account controls, digital issuance and branded consumer experiences. In addition, Visa offers loyalty and benefits solutions to issuers aimed at creating compelling and differentiated cardholder experiences, as well as Buy Now, Pay Later (BNPL) capabilities, which allow shoppers the flexibility to pay for a purchase in equal payments over a defined period of time. Visa is investing in installments as a payments strategy by offering Visa payment credentials and BNPL solutions to issuers and fintechs.
In Cardholder Experiences, we cover a wide variety of use cases enabling issuers to offer payment experiences to their consumers, which in turn can help drive higher engagement and spend on Visa payment credentials. Our digital enablement solutions help issuers build and deploy new functionalities to their account holders, such as our subscription manager solution that offers an issuer’s consumers enhanced visibility into card-on-file transactions and the ability to manage or discontinue recurring payments. In addition, our Smarter Stand-In Processing uses AI to authorize transactions on behalf of issuers in the event of system outages or maintenance, while our digital enablement solutions allow issuers to easily build and deploy new functionalities for their customers.
Our last two solutions are Issuer Processing and Core Banking, which are primarily delivered by our Visa DPS and Pismo platforms. Visa DPS is a large issuer processor of multi-network transactions, which also provides a wide range of value-added services, including fraud mitigation, dispute management, data analytics, campaign management, a suite of digital solutions and contact center services. Our capabilities in API-based issuer processing solutions, such as DPS Forward, allow our clients to create new payments use cases and provide them with modular capabilities for digital payments. Finally, Pismo’s technology platform provides core banking and card-issuer processing capabilities across credit, debit and prepaid payment credentials via cloud native APIs. It also provides core banking, support and connectivity for emerging payment frameworks and RTP networks for financial institution clients.
Acceptance Solutions
Visa Acceptance Solutions provide modular, value-added services in addition to the traditional gateway function of connecting sellers to payment processing, as well as secure, reliable services for sellers and acquirers that help reduce friction and drive acceptance. Our Network Products represent a suite of solutions designed to enhance Visa transactions for sellers and acquirers. For example, our account verification service checks for invalid or compromised payment credentials before a purchase to help prevent fraud. In addition, our Account Updater provides updated account information for sellers to help strengthen customer relationships and retention.
Using the Visa Acceptance Platform, acquirers, payment service providers, independent software vendors and sellers can improve the way their consumers engage and transact, while helping to mitigate fraud and lower operational costs. These solutions enable them to enhance, complement or supplement their existing payment services to adapt to changing business requirements. Built on a cloud-based architecture, our Acceptance Platform solutions such as Cybersource and Authorize.net provide new and enhanced omnichannel payment integrations with ecommerce platforms, enabling sellers and acquirers to provide tailored commerce experiences with seamlessly embedded payments tools. Token Management Service, another example, helps simplify network token adoption, offers access and management for seller and acquiring clients, provides a single integration point into major card networks and is used standalone or easily integrated into other payment solutions For more information, see the Token Technology discussion above.

Our Post-Purchase solutions include a network-agnostic solution from Verifi that enables sellers to prevent and resolve disputes on a single platform as well as dispute tools for issuers and acquirers like Visa Resolve Online.
Risk and Security Solutions
Visa’s Risk and Security Solutions offer risk detection and prevention solutions underpinned by real-time AI-driven scores. These solutions are increasingly becoming payment-type and card-network agnostic. We transform data into insights for near real-time decisions and facilitate account holder authentication to help financial institutions and seller clients prevent fraud and protect account holder data. Transaction Risk includes the Visa Protect suite of solutions with a range of products that empower financial institutions and sellers with tools that facilitate automation, simplify fraud prevention and enhance payment security, such as Visa Consumer Authentication Service, Visa Advanced Authorization and Visa Provisioning Intelligence. These offerings highlight our AI and machine learning capabilities. For example, Visa Consumer Authentication Service provides an AI-powered, real-time, network-agnostic risk score that enables clients to reduce fraud and false declines for intelligent authentication decisions. Visa Advanced Authorization uses machine learning algorithms to help identify fraud for Visa card payments and Visa Provisioning Intelligence is an AI-powered risk score designed to help prevent tokens from being fraudulently provisioned.
Visa also has products in the Visa Protect suite that are designed to reduce fraud across immediate A2A and ecommerce payments, as well as transactions both on and off Visa’s network. Visa Deep Authorization is an AI-powered transaction risk scoring solution tailored to better manage ecommerce payments, which strengthens the protection of Visa’s transactions through transaction risk scoring. Visa Protect for A2A Payments is our first fraud prevention solution built specifically for real-time non-card payments. Finally, Visa Risk Manager with network-agnostic Visa Advanced Authorization is a comprehensive AI-powered fraud risk management solution. Visa’s value-added fraud prevention tools layer on top of a suite of our network programs that protect the safety and integrity of the payment ecosystem, and help to prevent, detect and mitigate threats. In addition, Visa's Cybersource Decision Manager helps our seller and acquirer clients manage and reduce fraud in payments acceptance.
In Authentication solutions, we offer a range of authentication and transaction risk solutions to help acquirers and sellers identify customers and limit fraud across multiple payment methods and sales channels. Meanwhile, our Cybersecurity solutions provide risk mitigation against newer threats such as enumeration and device protection. For example, clients use the Visa Account Attack Intelligence Score to make more informed decisions around enumeration transaction blocking. In December 2024, we expanded our Risk and Security Solutions offerings by acquiring Featurespace, a developer of real-time behavioral analytics and AI-powered payments protection technology that helps prevent and mitigate payments fraud and financial crime risks.
Advisory and Other Services
Visa Advisory Services offers deep payments expertise through a global consulting practice, proprietary analytics models, data scientists and economists, marketing services and managed services to deliver insights for issuers, acquirers, sellers, fintechs and other partners that help them optimize business decisions and scale their operations. Operating as the payments consulting arm of Visa, Visa Consulting and Analytics (VCA) utilizes our payments expertise and economic intelligence to identify actionable insights, make recommendations and help implement solutions. VCA is comprised of specialized advisory practices such as strategy and commercial money movement, portfolio optimization, digital, AI, stablecoin, cybersecurity, risk and implementation support, which drive measurable outcomes for our clients. VCA Implementation Services embeds teams within client organizations to help execute key initiatives.
Visa Marketing Services offers a full suite of solutions that spans across the entire campaign lifecycle. This includes research, strategy, campaign design, execution and measurement. We bring customized solutions to Visa clients with unique activation opportunities with Visa’s sponsorships, and we utilize our data analytics and understanding of consumers’ transactional behavior to provide marketing solutions designed to deliver effective results, drive brand preference and influence consumer behavior. Our Data Solutions suite uses Visa transaction data to help clients analyze and improve performance across a range of areas, including consumer spend, peer benchmarking and fraud performance. For example, Visa Analytics Platform is a web-based, self-service analytics solution that provides customizable views of payments data and insights to a broad range of clients.
In addition, through our open banking platform, Tink, we continue to accelerate the development and adoption of open banking securely and at scale. Visa’s open banking capabilities range from data access use cases, such as account verification, balance check and personal finance management, to payment initiation capabilities, such as A2A transactions and seller payments. These capabilities can help our partner businesses deliver valuable services to their customers. In fiscal 2025, we launched Visa A2A in the UK, an open system bringing standards, rules and a dispute management service to eligible banks and businesses, enabling them to provide consumers with a more streamlined bill payment experience. Key features include increased protection, more optionality by allowing consumers to pay directly from their bank accounts and enhanced controls over payment permissions.
Looking Ahead
As commerce evolves, so do buyer and seller preferences and to fulfill our purpose, we develop and deploy solutions that enable our expanding network of partners to meet and exceed the needs of their users as we build the future of payments across our three growth pillars. Two examples of this include our agentic commerce and stablecoin efforts.
Our token infrastructure enables expansion into emerging payments use cases, including autonomous and agentic commerce. Visa Intelligent Commerce is an innovative offering in this space that integrates Visa’s tokenization technology with authentication and predictive analytics, empowering partners to deploy secure, personalized commerce experiences. The platform comprises a suite of integrated APIs, including tokenized payment credentials with authentication for agent-driven transactions, AI-powered personalization services using Visa transaction insights to optimize search and commerce recommendations and intelligent payment processing with authenticated payment instructions and contextual signals. These capabilities are supported by a commercial partner program for platforms and developers, providing the tools and infrastructure to deploy AI-driven commerce solutions securely and at scale. Additionally, these APIs are accessible through our MCP server, connecting AI systems to Visa’s payment network infrastructure and Visa’s Trusted Agent Protocol, which enables safer agent-driven checkout by helping sellers verify agents and malicious bots, utilizing existing web infrastructure. In 2025, we deployed a pilot program that processed live agentic token transactions within the ecommerce and enterprise environments.
We see opportunity for stablecoins in two important areas: emerging markets where the local fiat currency is volatile and/or where consumers do not have easy or affordable access to U.S. dollars; and cross-border money movement, through both B2B payments and consumer remittances. We have provided both the on-ramp and off-ramp platform for buying and spending crypto assets and stablecoins through cards. Since 2020, Visa has facilitated the purchase of over $100 billion worth of crypto and stablecoin assets and we have facilitated the spend of more than $35 billion in crypto and stablecoin assets through crypto-linked Visa payment credentials. We are also developing cross-border money movement capabilities for P2P and B2B in certain emerging markets. As part of this initiative, we are building out a full stack stablecoin platform with integrations into leading stablecoin issuers and payment platforms across the world that enable Visa to access, redeem, convert and transfer stablecoins. We believe that these offerings have the potential to leverage the advantages of stablecoins, including enhancing the speed, cost efficiency and transparency of cross-border money movement as transactions can settle quickly seven days a week. We continue to expand our stablecoin settlement activities, enabling support for four stablecoins and four blockchains. This serves as an extension of our Visa treasury infrastructure, which already facilitates settlement in more than 25 traditional fiat currencies. As of September 30, 2025, stablecoin settlement volume surpassed a $2.5 billion annualized run rate. In addition, in September 2025, we announced a stablecoin prefunding pilot targeting banks, remitters and financial institutions seeking faster, more flexible ways to manage liquidity. Such clients will have the ability to pre-fund Visa Direct with stablecoins to cover payouts. We treat these stablecoins equivalent to funds on deposit available for payout in fiat currency. Lastly, we are enabling banks to issue and manage their own stablecoins through the Visa Tokenized Asset Platform.
We are fortifying the key foundations of our business model, which consist of our brand, product innovation, platforms and security, government affairs, sales and service and talent and people, in order to execute our strategy and deliver our purpose.

Brand
Visa’s strong brand helps deliver added value to financial institutions, sellers and partners through compelling brand expressions, a wide range of products and services as well as innovative brand and marketing efforts. In line with our commitment to an expansive and diverse range of partnerships for the benefit of our stakeholders, Visa is a sponsor of top entertainment and sports events including the FIFA World Cup 2026TM, the Olympic and Paralympic Games and the Super Bowl.
Product Innovation
We are focused on our product innovation to build new capabilities and enhance our existing solutions. For companies that want to be in the money movement or payments business, they can build on top of the Visa as a Service stack in order to connect billions of buyers and sellers through secure and seamless digital payments. We believe this scale and reach will continue to drive innovative forms of commerce and support Visa’s long-term growth.
Platforms and Security
Our technology platforms form the backbone of what Visa does and provide security, reliability, uptime and operational excellence, all while fueling our product development and innovation. Visa’s leading technology platforms comprise software, hardware, data centers and a large telecommunications infrastructure. Visa’s four global data centers are a critical part of our global processing environment and have a high redundancy of network connectivity, power and cooling designed to provide continuous availability of systems.
Our in-depth, multi-layer security approach includes a formal program to devalue sensitive and/or personal data through various cryptographic means; embedded security in the software development lifecycle; identity and access management controls to protect against unauthorized access; and advanced cyber detection and response capabilities. We use information security tools that help keep our clients and consumers safe and invest significantly in our comprehensive approach to cybersecurity. We deploy information security technologies to protect data confidentiality, the integrity of our network and service availability and to strengthen our core cybersecurity capabilities to minimize risk. Our payments ecosystem risk and control team continually monitors threats to the payments ecosystem to help ensure attacks are detected and prevented efficiently and effectively through the pairing of our AI capabilities with our security experts.
Government Affairs
Our team of Government Affairs professionals engage with governments across the more than 200 countries and territories where Visa operates. Our Government Affairs team seeks to proactively influence the policy and regulatory landscape to expand our business and support Visa’s mission of uplifting everyone, everywhere, by being the best way to pay and be paid. The team plays a crucial role in creating opportunities to expand access to digital payments and shape public policy that empowers governments, businesses and individual consumers to succeed. Visa actively works with governments, officials, policymakers and stakeholders to shape the future of digital payments. We also leverage our country managers around the world who are deeply connected with the governments where we operate. Our engagement is as important as it has ever been, and we have a proven track record of partnering with governments to advance digitization of payments and shape regulatory policies. Through our work with governments, we foster innovation and find opportunities to drive digital transformation and further enable access to financial services.
Sales and Service
Our Sales and Service teams are the vital link between Visa and our clients, delivering innovative, data-driven solutions that enable secure digital commerce. As the first point of contact for our clients, our Sales and Service teams help our clients grow by providing services that anticipate and meet their needs and drive tangible business results.
Talent and People
Attracting, developing and advancing the best talent globally is critical to our continued success. This year, we grew our total workforce from approximately 31,600 in fiscal 2024 to approximately 34,100 employees in fiscal 2025, an increase of 8% year-over-year. As of September 30, 2025, our voluntary workforce turnover (rolling 12-month attrition) was approximately 6%. Visa employees are located in 86 countries and territories, with more than 60% located outside the U.S.

As Visa strives to achieve our purpose and our growth objectives, we have focused on enhancing our employees’ expertise across our business. We offer unique career pathways for employees and provide them with tools and support to build on their leadership impact and develop their careers. Along with our educational assistance program and Visa University learning pathways, employees are encouraged to broaden their knowledge and develop new skills by participating in leadership development programs (e.g., New to Visa People Leadership). Visa’s commitment to innovation and collaboration is reflected in how we equip employees with GenAI capabilities that can enhance content creation, productivity and business automation. At the heart of this effort is our internal GenAI hub that serves as an easy-to-access entry point to AI models, applications and developer tools available to Visa employees. The GenAI Hub brings together Visa’s chatbots, apps and internal platforms, enabling AI to be a driver of everyday decision making and problem solving. Additionally, Visa’s own AI assistant for employees connects knowledge across Visa’s systems and uses agentic AI to empower employees with fast self-service solutions. From its launch in March 2025 through the fiscal year ended September 30, 2025, it has been embraced by nearly 26,000 employees launching over 261,000 AI-powered chats to get answers, automate tasks and accelerate outcomes.
We are committed to providing benefits that support our employees. As part of our inclusive “whole person” approach to benefits, Visa offers a robust package of curated tools, resources and benefits for our employees. While programs vary by location, some of our financial benefits include retirement savings, employee stock purchase plan and financial well-being sessions and resources. We also expanded our mental health first aid training and continued to grow our peer-to-peer ambassador network to strengthen our well-being support and culture of community for employees in addition to our enhanced mental well-being benefits.
We are also dedicated to ensuring that employees feel valued in their day-to-day work. In recent years, Visa has prioritized and invested in employee recognition, which in turn drives engagement and innovation. Our UPLIFT program enables employees to recognize, appreciate and celebrate each other, no matter their role or level. In fiscal 2025, users with active participation in the UPLIFT platform as a percentage of all users remained strong at 76%.The UPLIFT program also drives Visa’s culture by grounding the recognition categories in our Visa Leadership Principles (VLPs), further reinforcing that at Visa, it is not only about what you achieve, but how you do it.
Based on our latest employee engagement survey, 85% of employees would recommend Visa as a great place to work. We strive to put our people first and continually seek ways to enhance our robust culture in which everyone upholds our VLPs, which are at the heart of everything we do. We conducted a digital campaign to integrate the VLPs in fresh, creative ways across the employee experience. We also launched tools to help leaders across all levels of the company communicate more openly and transparently, with actionable and practical tips that managers can incorporate day to day, especially when leading through change. We created a new digital People Leader Hub to engage people leaders on major initiatives and help them easily access resources and timely information.
We also invest in our internal channels to ensure that employees feel closely connected to one another and to our business at large. Viva Engage, our internal social network, is visited by 95% of employees at least once a month, with 89% reading six or more posts a month. This year we also modernized our corporate intranet to enable the integration of GenAI tools as well as content tailored to the individual user. For additional information regarding our human capital management, please see the section titled “People and Talent Management” in Visa’s 2025 Proxy Statement as well as our website at visa.com/crs, which includes our 2024 Consolidated EEO-1 Report and our 2024 Corporate Responsibility and Sustainability (CRS) Report. See Available Information below.
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
In fiscal 2024, we completed our acquisition of Pismo, a global cloud-native issuer processing and core banking platform with operations in Latin America, Asia Pacific and Europe, and we entered into a definitive agreement to acquire a majority interest in Prosa, a leading payments processor in Mexico. After closing, Prosa will continue to operate as an independent company. The Prosa acquisition is subject to customary closing conditions, including applicable regulatory approvals. In fiscal 2025, we completed our acquisition of Featurespace, a developer of real-time artificial intelligence payments protection technology that helps prevent and mitigate payments fraud and financial crime risks.

CORPORATE RESPONSIBILITY AND SUSTAINABILITY
Visa is committed to operating as a responsible, ethical, inclusive and sustainable company. As a trusted network and global leader in digital payments, Visa strives to join with clients, partners and other stakeholders to empower people, businesses and communities to thrive. Visa’s purpose is to uplift everyone, everywhere by being the best way to pay and be paid. While we work toward this goal, we are committed to managing the risks and opportunities that arise from environmental and social issues and providing strong executive and Board oversight of our overall strategy. Our 2024 CRS Report, as well as other CRS-related resources are available in the CRS Resources section of our corporate website at corporate.visa.com/en/about-visa/crs/resources.html. See Available Information below.
INTELLECTUAL PROPERTY
We own and manage the Visa brand, which stands for acceptance, security, convenience, speed and reliability. Our portfolio of Visa-owned trademarks is important to our business. Generally, trademark registrations are valid indefinitely as long as they are in use and/or maintained. We give our clients access to these assets through agreements with our issuers and acquirers, which authorize the use of our trademarks in connection with their participation in our payments network. Additionally, we own many patents and patent applications related to our business and continue to pursue patents in emerging technologies that may have applications in our business. We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.
COMPETITION
The global payments industry continues to undergo dynamic and rapid change. Existing and emerging competitors compete with Visa’s network and payment solutions for consumers and for participation by financial institutions and sellers. Technology and innovation are shifting consumer habits and driving growth opportunities in ecommerce, GenAI agent-based commerce, mobile payments, blockchain technology and digital currencies, including stablecoins. These advances are enabling new entrants, many of which depart from traditional network payment models. In certain countries, the evolving regulatory landscape is creating local networks or enabling additional processing competition.
We compete against all forms of payment. These include paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include the ones listed below.
Global or Multi-regional Networks: These networks typically offer a range of branded, general purpose card payment products that consumers can use at millions of merchant locations around the world. Examples include American Express, Diners Club/Discover (now owned by Capital One), JCB, Mastercard and UnionPay. These competitors may be more concentrated in specific geographic regions, such as Discover in the U.S. and JCB in Japan, or have a leading position in certain countries, such as UnionPay in China. See Item 1A—Regulatory Risks—Government-imposed obligations and/or restrictions on international payments systems may prevent us from competing against providers in certain countries, including significant markets such as China and India. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world.
The following chart compares our network with certain network competitors for calendar year 2024(1):

	Visa	American Express	Diners Club / Discover	JCB	Mastercard
Payments Volume ($B)	13,433	1,750	253	319	8,014
Total Volume ($B)(2)	15,927	1,765	266	327	9,757
Total Transactions (B)	311	12	4	7	204
Cards (M)	4,805	147	72	167	3,146
(1)American Express, Diners Club / Discover, JCB and Mastercard data sourced from The Nilson Report issue 1288 (June 2025). Includes all consumer, small business and commercial credit, debit and prepaid cards for Visa and Mastercard and includes all consumer, small business and commercial credit cards, including business from third-party issuers, for American Express, Diners Club / Discover, and JCB. JCB figures include other payment-related products and some figures are estimates. Mastercard excludes Maestro and Cirrus figures.
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

These networks typically focus on debit payment products, and may have strong local acceptance and recognizable brands. Examples include NYCE, Pulse and STAR in the U.S.; Interac in Canada; and eftpos in Australia.
Alternative Payments Providers: These providers, such as closed commerce ecosystems, BNPL solutions and cryptocurrency platforms (including stablecoins), often have a primary focus of enabling payments through ecommerce and mobile channels; however, they are expanding or may expand their offerings to the physical point of sale. These companies may process payments using in-house account transfers between parties, electronic funds transfer networks like the ACH, global or local networks like Visa, or some combination of the foregoing. In some cases, these entities can be both a partner and a competitor to Visa.
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
Digital Wallet Providers: Digital wallet providers continue to expand payment capabilities in person and online for consumers and sellers and provide consumers with additional ways to pay. While digital wallets can help drive Visa volumes, they can also be funded by non-card payment options. Digital wallet providers who utilize RTP networks provide additional competition.
Payment Processors: Payment processors may perform processing services on third-party payments networks on behalf of issuers or acquirers. We compete with payment processors for the processing of Visa transactions. These processors may benefit from mandates requiring them to handle processing under local regulation. For example, as a result of the Interchange Fee Regulation (IFR) in Europe, we may face competition from other networks, processors and other third parties who could process Visa transactions directly with issuers and acquirers.
CMS Providers: We compete with alternative solutions to our CMS (e.g., Visa Direct) such as ACH, RTP and wires. We compete with other global and local card networks for commercial card portfolios. Additionally, we may face competition from industry players who are experimenting with B2B blockchain payments, including stablecoins, which are gaining regulatory clarity, can operate globally 24/7, and have the capability to support cross-border transactions.
Value-Added Service Providers: We face competition from companies that provide alternatives to our value-added services. These include a wide range of players, such as technology companies, information services and consulting firms, governments and merchant services companies. The integration of technology like GenAI can create new and better offerings that compete with our value-added services, such as strengthened risk monitoring and managing digital identification. Regulatory initiatives could also lead to increased competition in these areas.
We believe our fundamental value proposition of security, convenience, speed and reliability as well as the number of payment credentials and our acceptance footprint help us to succeed. In addition, we understand the needs of the individual markets in which we operate and partner with local financial institutions, sellers, fintechs, governments, NGOs and business organizations to provide tailored and innovative solutions. We will continue to utilize our network of networks strategy to facilitate the movement of money. We believe Visa is well-positioned competitively due to our global brand, our broad set of payment products, CMS offerings and value-added services and our proven track record of processing payment transactions securely and reliably.
GOVERNMENT REGULATION
As a global payments technology company, we are subject to complex and evolving global regulations in the various jurisdictions in which our products and services are used. The most significant government regulations that impact our business are discussed below. For further discussion of how global regulations may impact our business, see Item 1A—Regulatory Risks.
Anti-Corruption, Anti-Money Laundering, Anti-Terrorism and Sanctions: We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, including the U.S. Bank Secrecy Act. In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. Therefore, we do not permit financial institutions or other entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Crimea and the Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons, to issue or acquire Visa cards or engage in transactions using our products and services.
Government-imposed Market Participation Restrictions: Certain governments, including China, India, Indonesia, Thailand, Vietnam, and South Africa, have taken actions to promote domestic payments systems and/or certain issuers, payments networks or processors, by imposing regulations that favor domestic providers, impose local ownership requirements on processors, require data localization or mandate that domestic processing be done in that country.
Interchange Rates and Fees: An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the U.S. Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) limits interchange reimbursement rates for certain debit card transactions in the U.S.; the European Union (EU) Interchange Fee Regulation (IFR) limits interchange rates in the European Economic Area (EEA) (as discussed below); and the Reserve Bank of Australia (RBA) regulates average permissible levels of interchange.
Internet Transactions: Many jurisdictions have adopted regulations that require payments system participants to monitor, identify, filter, restrict or take other actions with regard to certain types of payment transactions on the Internet, such as gambling, digital currencies, the purchase of cigarettes or alcohol and other controversial transaction types.
Network Exclusivity and Routing: In the U.S., the Dodd-Frank Act limits network exclusivity and restrictions on seller routing choice for the debit and prepaid market segments. Other jurisdictions impose similar limitations, such as the IFR’s prohibition in Europe on restrictions that prevent multiple payment brands or functionality on the same card.
No-surcharge Rules: We have historically enforced rules that prohibit sellers from charging higher prices to consumers who pay using Visa products instead of other means. However, sellers’ ability to surcharge varies by geographic market as well as Visa product type, and continues to be impacted by litigation, regulation and legislation.
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
Supervisory Oversight of the Payments Industry: Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the U.S., for example, the Federal Banking Agencies (FBA) have supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FBA are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa may also be separately examined by the Consumer Financial Protection Bureau (CFPB) as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries/regions, including Canada, Europe, India, Ukraine and the UK (as discussed below), have recognized or designated Visa as a retail payment system under various types of financial stability regulations. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil and Hong Kong.
European and United Kingdom Regulations and Supervisory Oversight: Visa in Europe continues to be subject to complex and evolving regulation in the European Economic Area (EEA) and the UK.

There are several EU regulations that impact our business. As discussed above, the IFR regulates interchange rates within the EEA, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization and decision-making purposes within the EEA, and imposes limitations on network exclusivity and routing. National competent authorities in the EEA are responsible for monitoring and enforcing the IFR in their markets. We are also subject to regulations governing areas such as privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other regulations in Europe, such as the second Payment Services Directive (PSD2), require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players. PSD2 also includes strong customer authentication requirements for certain transactions that could impose both operational complexity on Visa and impact consumer payment experiences. Visa Europe is also subject to supervisory oversight by the European Central Bank and certain competent authorities in Europe.
In the UK, Visa Europe is designated as a Recognized Payment System, bringing it within the scope of the Bank of England’s supervisory powers and subjecting it to various requirements, including on issues such as governance and risk management designed to maintain the stability of the UK’s financial system. Visa Europe is also regulated by the UK’s Payment Systems Regulator (PSR), which has wide-ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the UK, and ensuring payment systems take care of, and promote, the interests of service users. The PSR established a supervisory team to specifically oversee payment system operators like Visa in the aforementioned areas. Post-Brexit, the UK has adopted various European regulations, including regulations that impact the payments ecosystem, such as the IFR and PSD2. The PSR is responsible for monitoring Visa Europe’s compliance with the IFR as adopted in the UK.
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
Additional Regulatory Developments: Various regulatory agencies across the world also continue to examine a wide variety of other issues, including mobile payment transactions, tokenization, access rights for non-financial institutions, money transfer services, identity theft, account management guidelines, disclosure rules, security and marketing that could affect our financial institution clients and our business. Furthermore, following the passage of PSD2 in Europe, several countries, including Australia, Brazil, Canada, Hong Kong and Mexico, are contemplating granting or have already granted various types of access rights to third-party processors, including access to consumer account data maintained by our financial institution clients. In October 2024, the CFPB in the U.S. issued a final rule on personal financial data rights that would provide consumers (and third parties authorized by consumers) with access to consumers’ financial data. While the regulatory status of the CFPB’s rule is uncertain, all these changes have the potential to change the competitive landscape, which would present new challenges and opportunities to our business.
AVAILABLE INFORMATION
Our corporate website is corporate.visa.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to the U.S. Securities Exchange Act of 1934 can be viewed at sec.gov and our investor relations website at investor.visa.com as soon as reasonably practicable after these materials are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). In addition, we routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our corporate responsibility and sustainability initiatives is also available on our website at corporate.visa.com/en/about-visa/crs/resources.html. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the SEC.

ITEM 1A.    Risk Factors
Regulatory Risks
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. Such regulations may increase in quantity, complexity and scope in response to heightened geopolitical tensions. See Item 1—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new rules or change existing rules; affect our existing contractual arrangements; and increase our compliance costs. As discussed in more detail below, we may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing and localization requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use and protection, licensing requirements and associated product technology. As a result, the Visa operating rules and our other contractual commitments may differ from country to country, state to state, or product to product. Complying with these and other regulations increases our costs and operational complexity, and reduces our revenue opportunities.
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
Regulators around the world have been establishing or increasing their authority to regulate various aspects of the payments industry. See Item 1—Government Regulation for more information. In the U.S. and many other jurisdictions, we have historically set default IRFs. Even though we generally do not receive any revenue related to IRFs in a payment transaction (in the context of credit and debit transactions, those fees are paid by the acquirers to the issuers; the reverse is true for certain transactions like ATM transactions), IRFs are a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees, whether voluntarily or by mandate, can substantially affect our overall payments volume and net revenue.
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules and practices. For example:
•Regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. Additionally, the Dodd-Frank Act limits issuers’ and payment networks’ ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. In response to seller requests, the Federal Reserve has recently taken actions to revisit its regulations that implement these aspects of the Dodd-Frank Act. For example, in October 2022, the Federal Reserve published a final rule effectively requiring issuers to ensure that at least two unaffiliated networks are available for routing ecommerce debit transactions by July 1, 2023. In October 2023, the Federal Reserve issued a proposal for comment that further lowers debit interchange rates, with a mechanism for automatic adjustment every two years. Finally, in August 2025, the District Court for the District of North Dakota ruled that the Federal Reserve exceeded its authority in implementing Regulation II, which sets debit card interchange fees. The court found the Federal Reserve improperly included various costs beyond what the Durbin Amendment allows, such as fraud losses, network fees and other fixed costs, when setting the debit interchange fee standard. As a result, the court vacated Regulation II’s debit interchange fee standard. Subsequently, however, the District Court in Kentucky ruled that the Federal Reserve acted within its discretion in setting the debit interchange cap. If the District Court of North Dakota’s decision is affirmed on appeal and ultimately prevails, it could potentially result in the Federal Reserve setting a significantly lower interchange cap for relevant debit transactions in the U.S. Separately, there continues to be interest in regulation of credit interchange fees and routing practices by members of Congress and state legislators. It is possible that the Credit Card Competition Act may be reintroduced in Congress or attempted to be offered as an amendment to unrelated legislation. Previous versions of the legislation were introduced in 2022 and 2023, and required among other things, that large issuing banks offer a choice of at least two unaffiliated networks over which electronic credit transactions may be processed. Finally, some states have passed or are considering passing laws that regulate how interchange can be set and assessed. For example, in May 2024, Illinois passed a law that restricts the assessment of interchange on the state tax and gratuity portions of a transaction, and restricts financial institutions and payment networks, among others, from using payment transaction data for any purpose other than facilitating or processing a transaction. While the Illinois law remains subject to legal challenge, if such laws are allowed to go into effect, they may also impose significant technical and compliance burdens on our business.
•In Europe, the EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within the European Economic Area of 30 basis points and 20 basis points, respectively. EU member states have the ability to further reduce these interchange levels within their territories. The European Commission has announced its intention to conduct another impact assessment of the IFR, which could result in even lower caps on interchange rates and the expansion of regulation to other types of products, services and fees.
•Several countries in Latin America continue to explore regulatory measures against payments networks and have either adopted or are exploring interchange caps, including Argentina, Brazil, Chile and Costa Rica. In Asia Pacific, the Reserve Bank of Australia (RBA) which already regulates interchange, recently proposed reducing existing interchange caps on domestic credit and debit transactions and not allowing differential interchange treatment for consumer and commercial transactions. Similarly, in New Zealand, the Commerce Commission recently lowered existing caps on domestic credit transactions. Interchange is also regulated in certain countries in the Central and Eastern Europe, Middle East and Africa region, including the United Arab Emirates. Finally, many governments, including but not limited to governments in India, Costa Rica, and Turkey, are using regulation to further drive down MDR, which could negatively affect the economics of our transactions.
•While the focus of interchange and MDR regulation has primarily been on domestic rates, interest on cross-border rates has been growing. For example, we agreed to limit certain cross-border interchange rates in a settlement with the European Commission in 2019, which was extended through 2029. In 2020, Costa Rica became the first country to formally regulate cross-border interchange rates by regulation. In June 2022, the UK’s PSR initiated a market review focusing on post-Brexit increases in interchange rates for e-commerce transactions between the UK and Europe and is proposing to cap cross-border interchange on certain transactions in that geographic corridor. Most recently, in July 2025, New Zealand adopted interchange caps on cross-border transactions including commercial credit transactions. Australia has also proposed adopting caps for cross-border transactions. Cross-border MDR is also regulated in Costa Rica and Turkey.
•With increased lobbying by sellers and other industry participants, we are also beginning to see regulatory interest in network fees. For example, the UK’s PSR is conducting a market review into scheme and processing fees. In its interim report, the PSR indicated that it is reviewing possible remedies in the areas of governance, reporting and transparency, any of which, if adopted, could impose additional complexity and burdens on our business in the UK. Other regulators, for example, those in Australia, the EU, Chile and New Zealand have expressed an interest in network fees, including issues related to transparency. Finally, in 2024, the Greek Parliament limited acquirer fees for certain small ticket transactions in some seller categories for a period of three years.
•In addition, industry participants in some countries, including Argentina, Chile, Colombia, the Dominican Republic, Paraguay, Peru, South Africa and Turkey have sought intervention from competition regulators or filed claims relating to certain network rules, including Visa’s restrictions on cross-border acquiring. The Central Banks of Chile and the Dominican Republic recently enacted regulation that will permit cross-border acquiring for ecommerce transactions under certain conditions. Other countries, like Brazil, have adopted regulations that require us to seek government pre-approval for certain of our network rules, which could also impact the way we operate in those markets.

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
•We are also subject to central bank oversight in a growing number of countries, including Brazil, India, the UK and within the EU. In several jurisdictions, we have been designated as a “systemically important payment system.” Some countries with existing oversight frameworks are looking to further enhance their regulatory powers, while regulators in other jurisdictions are considering or adopting approaches based on these regulatory principles. For example, in October 2023, VisaNet was designated as a prominent payment system in Canada. These types of designations generally result in oversight of authorization, clearing and settlement activities, including policies, procedures and requirements related to governance, client and seller access to our payment systems, reporting, cybersecurity, processing infrastructure, capital and/or credit risk management. We could also be required to adopt policies and practices designed to mitigate settlement and liquidity risks, including increased requirements to maintain sufficient levels of capital and financial resources locally, as well as localized risk management or governance.
•As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. For instance, new products and capabilities, including tokenization, push payments and cross-border money movement solutions could bring increased licensing or authorization requirements in the countries where the product or capability is offered. Furthermore, certain portions of our business are regulated as payment institutions or as money transmitters, subjecting us to various licensing, supervisory and other requirements. As we continue to expand our capabilities and offerings in furtherance of our multi-year growth strategy, we will need to obtain new types of licenses. These licenses could result in increased supervisory and compliance obligations that are distinct from the obligations we are subject to in our capacity as a payment card network.
Regulators around the world increasingly take note of each other’s approaches to regulating the payments industry. Consequently, development in one jurisdiction may influence regulatory approaches in another. The risks created by a new law, regulation or regulatory outcome in one jurisdiction have the potential to be replicated and to negatively affect our business in another jurisdiction or in other product offerings. For example, our settlement with the European Commission on cross-border interchange rates has drawn attention from some regulators in other parts of the world. Similarly, new regulations involving one product offering may prompt regulators to extend the regulations to other product offerings. For example, credit payments could become subject to similar regulation as debit payments (or vice versa). The RBA initially capped credit interchange, but subsequently capped debit interchange as well.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. This may increase the attractiveness of other payments systems, such as our competitors’ closed-loop payments systems with direct connections to both sellers and consumers. We believe some issuers may react to such regulations by charging new or higher fees, or reducing certain benefits to consumers, which makes our products less appealing to consumers. Some acquirers may elect to charge higher MDR regardless of the Visa interchange reimbursement rate, causing sellers not to accept our products or to steer consumers to alternative payments systems or forms of payment. In addition, in an effort to reduce the expense of their payment programs, some issuers and acquirers have obtained, and may continue to obtain, incentives from us, including reductions in the fees that we charge, which directly impacts our net revenue. The evolving and increasing regulatory focus on the payments industry could negatively impact or reduce the number of Visa products our clients issue, the volume of payments we process, our net revenue, our brands, our competitive positioning, our ability to use our intellectual property to differentiate our products and services, the quality and types of products and services we offer, the countries in which our products and services are used, and the types of consumers and sellers who can obtain or accept our products and services, all of which could harm our business and financial results.
Finally, policymakers and regulatory bodies in the U.S., Europe and other parts of the world are exploring ways to reform existing competition laws to meet the needs of the digital economy, including restricting large technology companies from engaging in mergers and acquisitions, requiring them to interoperate with potential competitors, and prohibiting certain kinds of self-preferencing behaviors. While the focus of these efforts remains primarily on increasing regulation of large technology, ecommerce and social media companies, they could also have implications for other types of companies including payments networks, which could constrain our ability to effectively manage our business. Recent political developments around the world, including recent shifts in trade policy, have added additional uncertainty with respect to new laws and regulations or changes in the interpretations or enforcement of existing laws and regulations, and increased risk of financial regulatory fragmentation.
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
In China, UnionPay remains the predominant processor of domestic payment card transactions and operates the predominant domestic acceptance market. Although we filed an application with the People’s Bank of China (PBOC) in May 2020 to operate a Bank Card Clearing Institution (BCCI) in China, the timing and the procedural steps for approval remain uncertain. There is no guarantee that the license to operate a BCCI will be approved or, if we obtain such license, that we will be able to successfully compete with domestic payments networks. Co-badging and co-residency regulations also pose additional challenges in markets where Visa competes with national networks for issuance and routing. Certain banks have issued dual-branded cards for which domestic transactions in China are processed by UnionPay and transactions outside of China are processed by Visa, UnionPay or other international payments networks. Although the PBOC has permitted Visa and UnionPay’s cooperation on upgrading magstripe dual-branded cards to chip cards, these modernization efforts are limited to existing cards and not new issuances. Looking forward, the PBOC is considering phasing out dual-branded cards over time as new licenses are issued to international companies to participate in China’s domestic payments market. In response, we have been working with Chinese issuers to issue Visa-only branded cards for international travel, and later for domestic transactions should we obtain a BCCI license. However, notwithstanding such efforts, these restrictions on dual-branded cards have decreased our payments volume and impacted the net revenue we generate in China.
UnionPay has grown rapidly in China and is actively pursuing international expansion plans, which could potentially lead to regulatory pressures on our international routing rule (which requires that international transactions on Visa cards be routed over VisaNet). Furthermore, although regulatory barriers shield UnionPay from competition in China, alternative payments providers such as Alipay and WeChat Pay have rapidly expanded into ecommerce, offline and cross-border payments, which could make it difficult for us to compete even if our license is approved in China. NetsUnion Clearing Corp, a Chinese digital transaction routing system, and other such systems could have a competitive advantage in comparison with international payments networks.
Ongoing regulatory initiatives in India, including data localization requirements which continue to evolve, have cost implications for us and could affect our ability to effectively compete with domestic payments providers. Furthermore, any inability to meet the requirements of the data localization mandate could impact our ability to do business in India. In Europe, the European Central Bank has announced initiatives to reduce reliance on international payment networks. For example, with the support of the European Central Bank, the European Payments Initiative (EPI), led by a group of European banks, launched a pan-European A2A payment system, Wero. More recently, the European Central Bank has embarked on a multi-year effort to explore a digital euro, an alternative to foreign digital currency and payment service providers. In addition, regional groups of countries, such as the Gulf Cooperation Council (GCC) and a number of countries in Southeast Asia (e.g., Malaysia), have adopted or may consider, efforts to restrict our participation in the processing of regional transactions. The African Development Bank has also indicated an interest in supporting national payment systems in its efforts to expand financial inclusion and strengthen regional financial stability. Finally, some countries such as Nigeria and South Africa are mandating on-shore processing of domestic transactions. Geopolitical events, including sanctions and trade tensions have intensified these activities, which could adversely affect our business. For example, some countries have expressed concerns about their reliance on U.S. financial services companies, including payments networks, and have taken steps to bolster the development of domestic solutions, in light of U.S., European and UK sanctions against Russia and the decision by U.S. payments networks, including Visa, to suspend operations in the country. Separately, Russia has called for the BRICS countries (led by Brazil, Russia, India, China and South Africa, and which has recently expanded to include countries such as Egypt, Ethiopia, Iran, Saudi Arabia and the United

Arab Emirates), to lessen dependence on the U.S. dollar and on Western payments systems by, among other things, integrating payments systems and cards across member countries.
Central banks in a number of countries, including those in Argentina, Australia, Brazil, Canada, Europe, India, Indonesia and Mexico, are in the process of developing or expanding national RTP networks and instant payment solutions with the goal of driving a greater number of domestic transactions onto these systems. In July 2023, the U.S. Federal Reserve launched its FedNow Service with core clearing and settlement functionality, and expects to add more features and enhancements over time. Some countries are also exploring cross-border connectivity of their respective RTP systems. Finally, an increasing number of jurisdictions are exploring the concept of building central bank digital currencies for retail payments, such as the European Central Bank’s digital euro initiative. If successfully deployed, these national payment platforms and digital currencies could have significant implications for Visa’s domestic and cross-border payments, including potential disintermediation.
Due to our inability to manage the end-to-end processing of transactions for cards in certain countries (e.g., Thailand, Mexico), we depend on our close working relationships with our clients or third-party service providers to ensure transactions involving our products are processed effectively. Our ability to do so may be adversely affected by regulatory requirements and policies pertaining to transaction routing or on-shore processing. In general, national laws that protect or otherwise support domestic providers or processing may increase our costs; decrease our payments volume and impact the net revenue we generate in those countries; decrease the number of Visa products issued or processed; impede us from utilizing our global processing capabilities and controlling the quality of the services supporting our brands; restrict our activities; limit our growth and the ability to introduce new products, services and innovations; force us to leave countries or prevent us from entering new markets; and create new competitors, all of which could harm our business.
Laws and regulations regarding the handling of personal data, including laws and regulations related to privacy, cybersecurity and AI, may impede our services or result in increased costs, legal claims or fines against us.
Our business relies on the processing of data across national borders. Legislators and regulators around the world are increasingly adopting or revising privacy, data protection, data management, data transfer, AI and cybersecurity laws and regulations. For example, our ongoing efforts to comply with complex U.S. and international privacy and data protection laws may increase the complexity of our compliance operations, entail substantial expenses, divert resources from other initiatives and projects, require us to modify our data processing practices, policies or services, and adversely impact our business. In addition, privacy laws in numerous jurisdictions, including but not limited to the U.S., China, India, Australia, New Zealand, Brazil, Kingdom of Saudi Arabia, Hong Kong and Japan, have established specific legal requirements for cross-border transfers of personal information and substantial compliance and audit obligations. Certain countries have also established specific legal requirements for data localization, such as where personal data must remain stored in the country. The global proliferation of new privacy and data protection laws may lead to inconsistent and conflicting requirements or legal interpretations, which create an uncertain regulatory environment. Noncompliance could also result in regulatory penalties and significant legal liability. Enforcement actions and investigations by regulatory authorities into companies related to data security incidents and privacy violations are generally increasing. In Europe, data protection authorities continue to apply and enforce the General Data Protection Regulation (GDPR), imposing record setting fines. As we develop integrated and personalized products and services and acquire new companies to meet the needs of a changing marketplace, we may expand our data profile through additional data types and sources, across multiple channels, and involving new partners. This potential expansion could amplify the impact of these various laws and regulations on our business. As a result, we are required to constantly monitor our privacy, data and cybersecurity practices and potentially change them when necessary or appropriate. We also may need to provide increased care in our data management, governance and quality practices, particularly as it relates to the use of data in products leveraging AI.
We are also subject to a variety of laws and regulations governing the development, use and deployment of AI technologies. These laws and regulations are increasingly complex, fragmented and still evolving, and there is no single global regulatory framework for AI. Our development, deployment and use of AI and machine learning is subject to various risks at each stage of use. In the context of AI development, risks include those related to intellectual property considerations, the collection and use of personal data, third party risks, technical limitations of algorithms and the accuracy of training data, and compliance with emerging AI legal standards. The increased risk of inadvertent disclosure of confidential information or personal data in connection with the utilization of AI technologies may result in stronger regulatory scrutiny, leading to legal and regulatory investigations and enforcement actions that may negatively affect our business, even if unfounded. In the context of use and deployment, risks include technical, operational and compliance considerations, and our ability to monitor and safely deploy AI systems throughout the organization with appropriate safeguards and in compliance with the various regulatory schemes related to AI technology.
In particular, the adoption of agentic commerce, in which autonomous AI agents initiate and execute transactions on behalf of users, presents novel and complex regulatory, privacy and cybersecurity risks. Legal frameworks governing such autonomous agents remain nascent, with limited direct guidance specific to payments. The interplay between payments regulations, data privacy laws and evolving AI regulations may create uncertainty around compliance obligations and potential liability exposure as more participants (including sellers, fintechs, AI developers and enablers) enter the agentic commerce ecosystem. The market is still assessing how regulators may apply existing consumer protection and other laws in the context of AI. For example, as agentic commerce solutions scale, we may see increased instances of erroneous or disputed payments, increased chargebacks and reputational harm. Furthermore, reliance on agentic AI introduces challenges in monitoring cross-border, prohibited or high-risk transactions, where conflicting regulatory requirements may apply. The fragmented regulatory landscape for emerging technologies such as AI and inconsistent requirements across legal frameworks may amplify difficulties in identifying, preventing or mitigating risk with a single global approach, potentially increasing our compliance costs or stratifying our ability to leverage certain data or technologies for innovation. For instance, the EU has adopted a comprehensive AI Act that establishes harmonized rules across Europe, with key provisions for high-risk AI systems taking effect in August 2026. Meanwhile, several U.S. states, including California, Colorado and Utah, have adopted AI-specific frameworks or are considering applying existing consumer and data protection laws to regulate AI. Depending on how these different regulations are interpreted and enforced, they may limit the ability to develop and deploy AI systems or significantly increase associated compliance costs. Our development and implementation of governance frameworks aimed at complying with emerging laws and regulations applicable to our AI and machine learning systems may not be successful in mitigating all of these emerging risks.
We may be subject to tax examinations or disputes, or changes in tax laws.
The application of tax laws requires significant judgment and can be subject to uncertainty and differing interpretations. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. We exercise significant judgment and make estimates that we believe to be reasonable in calculating our worldwide provision for income taxes and other tax liabilities. However, relevant tax authorities may disagree with our estimates, interpretations or tax treatment of certain material items. Failure to sustain our position in these matters could adversely affect our cash flows and financial position. In addition, changes in existing laws in the U.S. or foreign jurisdictions, including unilateral actions of foreign jurisdictions to introduce digital services taxes, or changes resulting from the Organization for Economic Cooperation and Development’s proposals for the international tax system, including the introduction of a global minimum tax with widespread implementation by member countries, may also materially affect our effective tax rate and could increase our tax payments. Please see Item 7 and Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations.
We are subject to numerous litigation matters, investigations, claims, examinations, information gathering requests, subpoenas, government and regulatory proceedings asserted by civil litigants, governments and enforcement bodies investigating or alleging, among other things, violations of competition and antitrust law, consumer protection law, privacy law and intellectual property law (these are referred to as “actions” in this section). Details of the most significant actions we face are described more fully in Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. These actions are inherently uncertain, expensive and disruptive to our operations. In the event we are found liable or reach a settlement in any action, particularly in a large class action lawsuit, such as one involving an antitrust claim entitling the plaintiff to treble damages in the U.S., or we incur liability arising from a government investigation, we may be required to pay significant awards or judgments, settlements, costs or fines. In addition, settlement terms, judgments, orders, pressures or events in or resulting from actions have impacted and may continue to impact our business by creating uncertainty for our business or by influencing or requiring us to modify, among other things, the default interchange reimbursement rates we set, the Visa operating rules or the way in which we enforce those rules, our fees or pricing, or the way we do business. These actions or their outcomes may also influence regulators, investigators, governments or civil litigants in the same or other jurisdictions, which may lead to additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation brought against them, even if Visa is not a defendant. For certain actions like those that are U.S. covered litigation or VE territory covered litigation, as described in Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report, we have certain financial protections pursuant to the respective retrospective responsibility plans. The two retrospective responsibility plans are different in the protections they provide and the mechanisms by which we are protected. The failure of one or both of the retrospective responsibility plans to adequately insulate us from the impact of such settlements, judgments, losses or liabilities could materially harm our financial condition or cash flows, or even cause us to become insolvent.
Business Risks
We face intense competition in our industry.
The global payments space is intensely competitive. As technology evolves and consumer expectations change, new competitors or methods of payment emerge, and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic payments, virtual currency payments, global or multi-regional networks, other domestic and closed-loop payments systems, digital wallets and alternative payments providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, other emerging payment providers such as fintechs, other digital payments, technology companies that have developed payments systems enabled through online activity in ecommerce, social media, and mobile channels, other providers of CMS and VAS offerings, as well as governments in a number of jurisdictions (e.g., U.S., Brazil and India), that are developing, supporting and/or operating national schemes, RTP networks and other payment platforms. For more information, please see Item 1—Competition above.
Our competitors may acquire, develop or make better use of substantially better technology, have more widely adopted delivery channels, or have greater financial resources. They may offer more effective, innovative or a wider range of programs, products and services. They may use more effective advertising and marketing strategies that result in broader brand recognition and greater use, including with respect to issuance and seller acceptance. They may also develop better solutions or offer more favorable pricing. Moreover, even if we successfully adapt to technological change and the proliferation of alternative types of payment services by developing and offering our own services in these areas, such services may provide less favorable financial terms for us, which could hurt our financial results. We expect to face more competition as AI continues to advance and GenAI and agentic AI capabilities become integrated into payments and related services in two main ways: first, by competitors successfully enhancing their products, services and external offerings with AI to achieve greater and faster product adoption; and second, by competitors providing internal AI tools to upskill their employees for greater operational efficiencies and impact. In addition, our competitors may have, or in the future may obtain, proprietary rights that would prevent, limit or interfere with our ability to design, use or sell our own AI-based offerings or services to our clients and other third parties. If we do not continue to invest in developing and supporting our AI-based initiatives, we may fall behind technological developments and evolving industry standards, which would likewise harm our reputation and ability to effectively compete, retain clients or grow our business.
Certain of our competitors operate with different business models, have different cost structures or participate in different market segments. Many of these competitors are also able to use existing payment networks without being subject to many of the associated costs. Moreover, these competitors also occupy various roles in the payments ecosystem that enable them to influence payment choice of other participants. Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternative payments systems like Alipay and WeChat Pay, operate closed-loop payments systems, with direct connections to both sellers and consumers. Those business models may ultimately prove more successful or more adaptable to regulatory, technological and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit or otherwise hinder our ability to compete for transactions within certain countries and regions. For more information on government actions, initiatives or regulations that could impact competition, please see Item 1—Government Regulation and Item 1A—Regulatory Risks above.
We expect the competitive landscape to continue to shift and evolve. For example:
•We, along with our competitors, clients, network participants, and others are developing or participating in alternative payments systems or products, such as mobile payment services, ecommerce payment services, P2P payment services, real-time and faster payment initiatives, and payment services that permit

ACH or direct debits from or to consumer checking accounts, that could either reduce our role or otherwise disintermediate us from the transaction processing or the value-added services we provide to support such processing. Examples include initiatives from The Clearing House, an association consisting of large financial institutions that has developed its own faster payments system; Early Warning Services, which operates Zelle, a bank-offered alternative network that provides another platform for faster funds or real-time payments across a variety of payment types, including P2P, corporate and government disbursement, bill pay and deposit check transactions; and cryptocurrency, including stablecoin-based payments initiatives.
•In July 2025, the U.S. enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act), establishing a comprehensive framework for regulating stablecoins. Similarly, the European Union has adopted its own legal framework for crypto assets. Many other countries, including the U.K., Japan, United Arab Emirates, Hong Kong and Singapore, are at varying stages of adopting stablecoin and digital assets-related regulatory frameworks. With more regulatory certainty and permissive or favorable regulations, stablecoins could potentially disrupt existing payment networks, including in cross-border and B2B transactions. In countries facing currency instability and controls, stablecoins could increasingly be used as an alternative to preserve and transfer asset value. In more mature markets, stablecoins could achieve broad adoption through regulated issuance by traditional banks, fintechs and other new entrants, as well as by being integrated in closed loop systems operated by large digital ecosystems and platforms.
•Parties that access our payment credentials, tokens and technologies, including clients, technology solution providers or others might be able to migrate or steer account holders and other clients to alternative payment methods or use our payment credentials, tokens and technologies to establish or help bolster alternate payment methods and platforms.
•Participants in the payments industry may merge, form joint ventures or enable or enter into other business combinations or bilateral agreements that strengthen their existing business propositions or create new, competing payment services. For example, parties may agree not to use our payments network for processing transactions resulting in sellers processing transactions directly with issuers, or processors processing transactions directly with issuers and acquirers.
•New or revised industry standards for or related to payments set by individual countries, regions or standard setting organizations may result in additional costs and expenses for Visa and its clients, or otherwise negatively impact the functionality and competitiveness of our products and services.
As the competitive landscape is quickly evolving, we may not be able to foresee or respond sufficiently to emerging risks associated with new businesses, products, services and practices. We may be asked to adjust our local rules and practices, develop or customize certain aspects of our payment services, adjust the economics or pricing for our offerings, or agree to business arrangements that may be less protective of Visa’s proprietary technology and interests in order to compete and we may face increasing operational costs and risk of litigation concerning intellectual property. Our failure to compete effectively in light of any such developments could harm our business and prospects for future growth.
Our net revenue and profits are dependent on our client and seller base, which may be costly to win, retain and develop.
Our financial institution clients and sellers can reassess their commitments to us at any time or develop their own competitive services. While we have certain contractual protections, our clients, including some of our largest clients, generally have flexibility to issue non-Visa products. In certain circumstances, our financial institution clients may decide to terminate our contractual relationship on relatively short notice without paying significant early termination fees. Because a significant portion of our net revenue is concentrated among our largest clients, the loss of business from any one of these larger clients could harm our business, results of operations and financial condition. For more information, please see Note 14—Segment Information to our consolidated financial statements included in Item 8 of this report. It may also be difficult or costly for us to acquire or conduct business with financial institutions or sellers that have longstanding exclusive, or nearly exclusive, relationships with our competitors. These financial institutions or sellers may be more successful and may grow more quickly than our existing clients or sellers. If there is a consolidation or acquisition of one or more of our largest clients or co-brand partners by a financial institution client or seller with a strong relationship with one of our competitors, it could result in our business shifting to a competitor, which could put us at a competitive disadvantage and harm our business.

In addition, we face intense competitive pressure on the prices we charge our financial institution clients. In certain regions, we are increasingly facing competition from RTP networks, other payment facilitators offering lower pricing, and government involvement in domestic and cross-border payments. In order to stay competitive, we may need to adjust our pricing or offer incentives to our clients to grow payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing and other support payments that impact our net revenue and profitability. In addition, we offer incentives to certain sellers and acquirers to encourage them to route transactions to Visa. Pressures on pricing, incentives, fee discounts and rebates could moderate our growth. If we are not able to implement cost containment and productivity initiatives in other areas of our business or grow our volume in other ways to offset or absorb the financial impact of these incentives, fee discounts and rebates, it may harm our net revenue and profits.
Sellers’ and processors’ continued push to lower acceptance costs and challenge industry practices could harm our business.
We rely in part on sellers and their relationships with our clients or their agents to maintain and expand the use and acceptance of Visa products. Certain sellers and seller-affiliated groups have been exerting their influence in the global payments system in certain jurisdictions, such as the U.S., Australia, Canada and Europe, to attempt to lower acceptance costs paid by sellers to acquirers or their agents to accept payment products or services, by lobbying for new legislation, seeking regulatory intervention, filing lawsuits and in some cases, surcharging or refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses, issuers may decrease their issuance of our products, and consumer usage of our products could be adversely impacted. For example, in the U.S., certain stakeholders have raised concerns regarding how payment security standards and rules may impact debit routing choice and the cost of payment card acceptance. U.S. seller-affiliated groups and processors have expressed concerns regarding the EMV certification process and the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in the development of payment card standards. Moreover, many sellers have advocated for lower acceptance costs in the form of reduced interchange rates, which could result in some issuers eliminating or reducing their promotion or use of Visa’s products and services, eliminating or reducing cardholder benefits such as rewards programs, or charging account holders increased or new fees for using Visa-branded products, all of which could negatively impact Visa’s payments volume and related revenue. Finally, some sellers and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for sellers to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on consumers presenting Visa products as their form of payment. A number of the issues flagged in this risk factor are subject to pending litigation. For more information, please see Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. If successful, these efforts could adversely impact consumers’ usage of our products and decrease our overall payments volume and net revenue, lead to regulatory enforcement and/or litigation that increases our compliance and litigation expenses, and ultimately harm our business.
We depend on relationships with financial institutions, acquirers, processors, sellers, payment facilitators, ecommerce platforms, fintechs and other third parties.
Our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For instance, we depend significantly on relationships with our financial institution clients and on their relationships with account holders and sellers to provide our products and services, and thereby compete effectively in the marketplace. We offer incentives to sellers, acquirers, ecommerce platforms and processors to encourage routing preference and acceptance growth. We also engage in many payment card co-branding efforts with sellers, who receive incentives from us. As emerging participants such as fintechs enter the payments industry, we engage in discussions to address the role they may play in the ecosystem, whether as, for example, an issuer, seller, ecommerce platform or digital wallet provider. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships. In addition, we depend on our clients and third parties, including network partners, vendors and suppliers, to submit, facilitate and process transactions properly, provide various services associated with our payments network on our behalf, and otherwise adhere to our operating rules and applicable laws. As our clients expand their global footprint, their legal and regulatory obligations can become even more complex. From time to time, our relationships may be affected by actions of our clients and industry participants that may materially and adversely impact our business, products or services, and to the extent we or such parties fail to perform or deliver adequate services or comply with regulatory obligations, it may result in negative experiences for account holders or others when using their Visa-branded payment products, which could harm our business and reputation.
Our business could be harmed if we are not able to maintain and enhance our brand, if events occur that have the potential to damage our brand or reputation, or if we experience brand disintermediation.
Our brand is globally recognized and is a key asset of our business. We believe that our clients and their account holders associate our brand with acceptance, security, convenience, speed and reliability. Our success depends in large part on our ability to maintain the value of our brand and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The popularity of products that we have developed in partnership with technology companies and financial institutions as well as government actions that mandate other networks to process Visa-branded card transactions may have the potential to cause brand disintermediation at the point of sale, in ecommerce and mobile channels, and decrease the presence of our brand. Our brand reputation may also be negatively impacted by a number of factors, including authorization, clearing and settlement service disruptions; data security breaches; compliance failures by Visa, including by our employees, agents, clients, partners or suppliers; failure to meet expectations of our clients, consumers or other stakeholders; negative perception of our industry, the industries of our clients, Visa-accepting sellers, or our clients’ customers and agents, including third-party payments providers; ill-perceived actions or affiliations by clients, partners or other third parties, such as sponsorship or co-brand partners; and fraudulent, or illegal activities using our payment products or services, and which we may not always be in a position to detect and/or prevent from occurring over our network. Our brand could also be negatively impacted when our products are used to facilitate payment for legal, but controversial, products and services, including adult content, firearms and gambling activities. Additionally, these risks could be exacerbated if our financial institution partners and/or sellers fail to maintain necessary controls to ensure the legality of these transactions, if any legal liability associated with such goods or services is extended to ancillary participants in the value chain like payments networks, or if our network and industry become entangled in political or social debates concerning such legal, but controversial, commerce. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, account holders, employees, prospective employees, governments and the public, as well as impact our business.
Global economic, political, market, health and social events or conditions may harm our business.
More than half of our net revenue is earned outside the U.S. In addition, international cross-border transaction revenue represents a significant part of our net revenue and is an important part of our growth strategy. Our net revenue is dependent on the volume and number of payment transactions made by consumers, governments, and businesses whose spending patterns may be affected by economic, political, market, health and social events or conditions. Adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions, inflation, rising interest rates, increase in tariff rates, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, rising energy prices, a slowdown or disruption of global trade, trade retaliation, government shutdowns, and reduced consumer, small business, government, and corporate spending, have a direct impact on international commerce. Our business depends on the smooth functioning of international financial systems and the free flow of commerce across borders. Any restrictions on the activities of multinational businesses, disruptions to global trade, or deterioration in international relations could materially and adversely affect our payments volume, transactions, client relationships, and net revenue. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital. Furthermore, in efforts to deal with adverse macroeconomic conditions, governments may introduce new or additional initiatives or requests to reduce or eliminate payment fees or other costs. In an overall soft global economy, such pricing measures could result in additional financial pressures on our business.
Geopolitical trends towards nationalism, protectionism and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions, tariffs or trade restrictions, including restrictions on the cross-border flow of data, the potential or threat of retaliatory international and domestic policies and actions, changing perceptions of U.S.-based companies in the regions where we operate or plan to operate, could impact the expansion of our business in certain regions and have resulted in us suspending our operations in other regions. In March 2022, we suspended our operations in Russia due to economic sanctions imposed on Russia, impacting Visa and its clients. As a result, we are no longer generating revenue from domestic and cross-border activities related to Russia. The war in Ukraine and the ongoing instability in the Middle East, and any resulting conflicts in the region, could have lasting impacts on the region and its economies, which could adversely affect our business. Changes in geopolitical conditions also increase the security risks described elsewhere in these risk factors.
In addition, outbreaks of illnesses, pandemics like COVID-19, or other local or global health issues, political uncertainties, international hostilities, armed conflicts, wars, civil unrest, climate-related events, including the increasing frequency of extreme weather events, impacts on or failures of the power grid, and natural disasters have to varying degrees negatively impacted our operations, clients, third-party suppliers, activities, and cross-border travel and spend. Any decline in cross-border travel and spend would impact our cross-border volume, the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenue. These events or conditions could impact our clients as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, and impact overall consumption by consumers and businesses, which would ultimately impact our net revenue. In addition, our clients may implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on our value-added services.
Our ability to adjust to evolving corporate responsibility and sustainability (CRS) matters and related regulations could adversely affect our business and financial results or negatively impact our reputation.
We are subject to dynamic, and sometimes conflicting laws, regulations and other directives that govern a wide array of issues, including some that extend beyond our core products and services. This includes, but is not limited to, matters that touch upon sustainability, climate change, people and talent management, equal opportunity and inclusion, supply chain management and human rights. A wide range of stakeholders, including governments, NGOs, consumers, partners, employees and investors, are increasingly attentive to these corporate responsibility matters and are developing expectations which at times may be discordant with each other and with Visa’s existing strategies and disclosure practices. For example, certain regulators have proposed or adopted, or plan to propose or adopt, rules or standards related to these matters that would apply to our business, including the EU’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive and the State of California’s legislation requiring broad disclosure of greenhouse gas emissions and other climate-related information.
Our ability to achieve, or make sufficient progress towards any of our CRS objectives is subject to numerous risks, many of which are outside of our control, including the evolving legal environment and regulatory requirements for the tracking and reporting of CRS standards or disclosures and the actions of suppliers, partners, and other third parties. Accordingly, our goals may evolve from time to time, implementation of these goals may require considerable investments, and ultimately, we cannot guarantee our ability to achieve or to make sufficient progress toward, any or all of our publicly stated goals. From time to time, we may restate previously reported data to reflect updated methodologies for reporting our CRS data, an improvement in the availability and quality of data, changing assumptions, changes in the nature and scope of our operations, or other changes in circumstances. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. Furthermore, where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Because our stakeholders often hold differing views on our CRS-related goals and initiatives and we face conflicting directives from U.S. and international regulatory authorities, any failure, or perceived failure, to meet these evolving and varied stakeholder expectations and standards may result in negative attention in the media, reputational impacts, including an inaccurate perception or misrepresentation of our actual CRS practices, diversion of management’s attention and resources, and proxy fights, among other material adverse impacts on our business. Additionally, the goals or initiatives themselves could potentially subject us to litigation or investigations initiated by government authorities or private actors alleging that our activities related to CRS are anti-competitive, discriminatory or otherwise unlawful.
Our indemnification obligation to fund settlement losses of our clients exposes us to significant risk of loss and may reduce our liquidity.
We indemnify issuers and acquirers for settlement losses they may suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa operating rules. This indemnification creates settlement risk for us due to the timing difference between the date of a payment transaction and the date of subsequent settlement. Our indemnification exposure is generally limited to the amount of unsettled Visa card payment transactions at any point in time and any subsequent amounts that may fall due to adjustments for previously processed transactions. In addition, changes in the credit standing of our clients or concurrent settlement failures or insolvencies involving more than one of our largest clients, several of our smaller clients, significant sponsor banks through which non-financial institutions participate in the Visa network, or systemic operational failures could expose us to liquidity risk, and negatively impact our financial position. In certain instances, we may indemnify issuers or acquirers in situations in which a transaction is not processed by our system. Even if we have sufficient liquidity to cover a settlement failure or insolvency, we may be unable to recover the amount of such payment. This could expose us to significant losses and harm our business. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
Technology and Cybersecurity Risks
Failure to anticipate, adapt to, or keep pace with, new technologies in the payments industry could harm our business and impact future growth.
The global payments industry is undergoing significant and rapid technological change, including increased proliferation of mobile and other proximity and in-app payment technologies, ecommerce, tokenization, cryptocurrencies, distributed ledger and blockchain technologies, cloud-based encryption and authorization, and new authentication technologies such as biometrics, FIDO 2.0, 3D Secure 2.0 and dynamic cardholder verification values or dCVV2. As a result, we expect new services and technologies to continue to emerge and evolve. For example, GenAI and agentic commerce solutions have emerged as an opportunity for Visa, its clients, suppliers, sellers and partners to innovate more quickly and better serve consumers. Rapid adoption and novel uses of GenAI and agentic commerce across the marketplace may also introduce unique and unpredictable security risks to our systems, information, and the payments ecosystem. In addition to our own initiatives and innovations, we work closely with third parties, including potential competitors, for the development of, and access to, new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. Moreover, some of the new technologies could be subject to intellectual property-related lawsuits or claims, potentially impacting our development efforts and/or requiring us to obtain licenses, implement design changes or discontinue our use. If we or our partners fail to adapt and keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, harm our business and impact our future growth.
A disruption, failure or breach of our networks or systems, including as a result of cyber incidents or attacks, could harm our business.
Our cybersecurity and processing systems, as well as those of financial institutions, sellers and third-party service providers, have experienced and may continue to experience errors, interruptions, delays or damage from a number of causes including but not limited to, hardware, software and network failures, computer viruses, ransomware, malware or other destructive software, use of AI technologies by bad actors, internal design, manual or user errors, advanced or persistent cyber attacks, social engineering threats, such as phishing or deepfake schemes, including those using synthetic media, insider threats, terrorism, political tensions, war or other military conflicts, or civil unrest, security breaches of our physical premises, workplace violence or wrongdoing, catastrophic events, natural disasters, severe weather conditions and other effects from climate change. Because the tactics, techniques and procedures used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. For example, cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as GenAI are being used by threat actors to create sophisticated attacks that are increasingly automated, targeted and more difficult to defend against. Our own use and deployment of GenAI technologies could expand our cybersecurity attack surface, increasing exposure to breaches, fraud, unauthorized transactions and other vulnerabilities. In addition, third-party suppliers of hardware and infrastructure that operate our data centers and support employee productivity could be impacted by supply chain disruptions, such as manufacturing, shipping delays, and service disruption due to cyber attacks. An extended supply chain or service disruption could also impact processing or delivery of technology services. Moreover, due to the interconnectivity and complexity of information systems and their reliance on common systems, software and vendors, disruptions or degradations have had, and will likely continue to have, wide-reaching consequences, including the potential to disrupt the overall financial system and other key systems in the global economy. Such attacks and breaches have resulted and may continue to result in fraudulent activity and financial losses to Visa’s financial institution clients, sellers or third-party service providers.
Our visibility and role in the global payments industry also puts our company at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber activity. We have been, and may continue to be, impacted by attacks and data security breaches of financial institutions, sellers, and third-party service providers. We are also aware of instances where governments have directed or sponsored attacks against some of our financial institution clients, and other instances where sellers and issuers have encountered substantial data security breaches affecting their customers, some of whom were Visa account holders. Given the increase in payments through ecommerce, social media and mobile channels, we continue to see increased cyber and payment fraud activity, as cybercriminals attempt phishing and social engineering scams, distributed denial of service attacks and other disruptive actions.
The security measures and procedures we, our financial institution and seller clients, other sellers and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be implemented effectively, may differ in scope and complexity across different ecosystem participants, or may not be successful or sufficient to counter all data security breaches, cyber incidents and attacks or system failures. In some cases, the mitigation efforts may be dependent on third parties who may not follow the required contractual standards, who may not be able to timely patch vulnerabilities or fix security defects, or whose hardware, software or network services may be subject to error, defect, delay, outage or lack appropriate security measures to prevent breaches or data exfiltration incidents. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients.
Furthermore, as a global financial services company, Visa is increasingly subject to complex, varied, and rapidly evolving cybersecurity regulations and cyber incident reporting requirements across numerous jurisdictions. For example, governments around the world have recently passed or are considering new critical infrastructure cybersecurity laws and regulations, some of which may apply to Visa. With the often short timeframes required for cyber incident reporting, there is a risk that Visa or its third-party service providers will fail to meet the reporting deadlines for any given incident. It may take considerable time for us to investigate and evaluate the full impact of cyber incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full and reliable information about the cyber incident to our clients, partners and regulators, as well as to the public. In the event we are found to be out of compliance, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our reputation and brand.
Any of these events, individually or in the aggregate, could significantly disrupt our operations; impact the availability and integrity of our systems, applications, or the systems of our third-party service providers; result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary, sensitive and personal information (including account data information) or data security compromises; impact our clients and consumers; increase the risk of fraudulent transactions; damage our reputation and brand; result in litigation or claims, violations of applicable privacy and other laws, and increased regulatory review or scrutiny, investigations, actions, fines or penalties; result in damages or changes to our business practices; decrease the overall use and acceptance of our products; decrease our volume, net revenue and future growth prospects; financial losses to Visa’s financial institution clients, sellers or third-party service providers, and be costly, time consuming and difficult to remedy. There can be no assurance that our efforts will prevent all such threats. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets, and data through our business continuity program and we may not be able to notify affected third parties when appropriate. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise. In addition, in the case of any cyber-attack or other security incident information or security breach or technology failure arising from third-party systems impacting us, any third-party indemnification may not be applicable or sufficient to address the impact of such incidents.
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
We may be unable to attract, hire and retain a highly qualified workforce, including key management.
The talents and efforts of our employees, particularly our key management, are vital to our success. The market for highly skilled workers and leaders in our industry, especially in fintech, technology, AI, cybersecurity and other specialized areas, is extremely competitive. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract, hire or retain other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Ongoing changes in laws and policies regarding immigration, travel and work authorizations have made it more difficult for employees to work in, or transfer among, jurisdictions in which we have operations and could continue to impair our ability to attract, hire and retain qualified employees. Failure to attract, hire, develop, motivate and retain highly qualified employee talent, especially in light of changing worker expectations and talent marketplace variability; to adequately address potential increased scrutiny of our talent-related programs and initiatives; to develop and implement an adequate succession plan for the management team; or to maintain our strong corporate culture of fostering innovation and collaboration could impact our workforce development goals, impact our ability to achieve our business objectives, and adversely affect our business and our future success.

The conversions of our class B-1, B-2 and class C common stock or series A, B and C preferred stock into shares of class A common stock would result in voting dilution to, and could adversely impact the market price of our existing class A common stock.
The market price of our class A common stock could fall as a result of many factors. The value of our class B-1, B-2 and C common stock and series A, B and C preferred stock is tied to the value of the class A common stock. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B-1 and B-2 common stock will become convertible into class A common stock. Under our Europe retrospective responsibility plan, Visa will continue to release value from the series B and series C preferred stock in stages based on developments in current and potential litigation. The series B and series C preferred stock will become fully convertible to series A preferred stock or class A common stock no later than 2028 (subject to a holdback to cover any pending claims). Conversion of our class B-1, B-2 and C common stock into class A common stock, or our series A, B and C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which would dilute the voting power of existing class A common shareholders. In addition, the sale of significant portions of converted class A common stock could adversely impact the market price of our existing class A common stock.
Holders of our class B-1, B-2 and C common stock and series A, B and C preferred stock may have different interests than our class A common shareholders concerning certain significant transactions.
Although their voting rights are limited, holders of our class B-1, B-2 and C common stock and, in certain specified circumstances, holders of our series A, B and C preferred stock, can vote on certain significant transactions. With respect to our class B-1, B-2 and C common stock, these transactions include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required under Delaware law. With respect to our series A, B and C preferred stock, voting rights are limited to proposed consolidations or mergers in which holders of the series A, B and C preferred stock would receive shares of stock or other equity securities with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock; or, in the case of series B and C preferred stock, holders would receive securities, cash or other property that is different from what our class A common shareholders would receive. Because the holders of classes of capital stock other than class A common stock are our current and former financial institution clients, they may have interests that diverge from our class A common shareholders. As a result, the holders of these classes of capital stock may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with interests of our class A common shareholders.
Delaware law, provisions in our certificate of incorporation and bylaws, and our capital structure could make a merger, takeover attempt or change in control difficult.
Provisions contained in our certificate of incorporation and bylaws and our capital structure could delay or prevent a merger, takeover attempt or change in control that our shareholders may consider favorable. For example, except for limited exceptions: (1) no person may beneficially own more than 15 percent of our class A common stock (or 15 percent of our total outstanding common stock on an as-converted basis), unless our board of directors approves the acquisition of such shares in advance; (2) no competitor or an affiliate of a competitor may hold more than 5 percent of our total outstanding common stock on an as-converted basis; (3) the affirmative votes of the class B-1, B-2 and C common stock and series A, B and C preferred stock are required for certain types of consolidations or mergers; (4) our shareholders may only take action during a shareholders’ meeting and may not act by written consent; and (5) only our board of directors, Chair, or CEO or any shareholders who have owned continuously for at least one year not less than 15 percent of the voting power of all shares of class A common stock outstanding may call a special meeting of shareholders.

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
Incident Response Plans
Visa’s global cybersecurity incident response team provides monitoring of Visa systems and digital assets from three cyber fusion centers in the U.S., United Kingdom, and Singapore. In addition, Visa’s threat intelligence and research teams monitor commercial and government intelligence sources for new and emerging threats. Our cybersecurity awareness team regularly publishes and shares information with Visa employees on emerging threats, such as deepfake and GenAI-powered social engineering schemes.
To address significant cybersecurity incidents and other crisis events, we maintain a business incident response plan, which identifies key stakeholders, defines escalation processes, and sets the thresholds above which our cybersecurity, legal, and crisis management teams will inform management’s Executive and Disclosure Committees as well as when the CEO and his designee will inform the board of directors of an incident. For cybersecurity incidents below these crisis thresholds, we maintain subordinate incident response plans and standard operating procedures used by our security incident response team. Like many companies, we, and some third parties on which we rely periodically experience cybersecurity incidents. However, as of September 30, 2025, we were not aware of any direct or third-party cybersecurity incidents in the past three fiscal years that have materially affected our business strategy, results of operations, or financial condition.
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
Third-party Risk Management
We also apply this same overall framework to our oversight and management of cybersecurity risk from service providers, vendors, suppliers, and other third parties. Our policies require due diligence on our service providers, vendors and suppliers prior to engagement and impose audit rights in our contracts in order to identify cybersecurity risks associated with third-party relationships, proportionate to the inherent risk associated with the products and services provided and the criticality and sensitivity of our information and technology assets to which the third party may have access. As noted in our risk factors in Item IA of this report, our third-party risk management framework may not be implemented effectively or may not be successful or sufficient to mitigate all of our risks. When we become aware that a service provider, vendor, supplier, or other third party has experienced any compromise or failure in the technology infrastructure owned or controlled by such third party, we may attempt to mitigate our risk, including by terminating such third party’s connection to our information and technology assets where appropriate. We also regularly and proactively engage relevant vendors and other third parties to assess risk to Visa information assets when a new vulnerability or compromise is reported that may affect those third parties.
Management’s Role and Responsibilities
Our CISO is responsible for day-to-day management and oversight of our information security program and leads our cybersecurity organization, which comprises approximately 1,000 professionals globally as of September 30, 2025. Our CISO and President of Technology receive regular reports from our cybersecurity personnel in connection with monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO reports directly to our President of Technology and provides quarterly reports on our cybersecurity performance to the CRC.
Our current CISO has over 30 years of industry experience leading enterprise cybersecurity teams and enabling secure and scalable ecommerce and payment platforms at multiple Fortune 500 companies. Since joining Visa in November 2015, he has been a core part of building Visa's Zero Trust Architecture and advancing VisaNet's cybersecurity defense capabilities. Our current President of Technology joined Visa in November 2013 and has over 30 years of experience in leading the development, deployment and operations of broad technology platforms including commerce and transaction technologies, which includes overseeing cybersecurity risk and transformational technology initiatives. At Visa, our President of Technology is responsible for the Company’s technology innovation and investment strategy, product engineering, cybersecurity, global IT, and operations infrastructure, and for accelerating the integration of engineering and product teams.
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

ITEM 2.    Properties
Our corporate headquarters are located in the San Francisco Bay Area. As of September 30, 2025, we owned or leased office locations around the world, including four global data centers located in the U.S., the United Kingdom and Singapore. We believe that these facilities are suitable and adequate to support our ongoing business needs.
ITEM 3.    Legal Proceedings
Refer to Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol V. As of October 30, 2025, we had 311 shareholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by brokers and other financial institutions on behalf of our shareholders. There is currently no established public trading market for our class B-1, B-2 or C common stock. As of October 30, 2025, there were 610, 200 and 332 holders of record of our class B-1, B-2 and C common stock, respectively.
On October 28, 2025, our board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis) payable on December 1, 2025, to all holders of record as of November 12, 2025.
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
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
July 1 – 31, 2025	5	$356.32	5	$27,889
August 1 – 31, 2025	5	$345.72	5	$26,142
September 1 – 30, 2025	4	$345.56	4	$24,890
Total	14	$349.77	14
(1)Includes applicable taxes.
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
This section of the report generally discusses fiscal 2025 compared to fiscal 2024. Discussions of fiscal 2024 compared to fiscal 2023 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission.
Overview
Visa is a global payments technology company that facilitates secure, reliable and efficient global commerce and money movement. We provide transaction processing services (primarily authorization, clearing and settlement) among consumers, issuing and acquiring financial institutions and sellers. We are focused on extending, enhancing and investing in our proprietary advanced transaction processing network, VisaNet, to offer a single connection point for facilitating money movement to multiple endpoints through various form factors and innovative technologies across more than 200 countries and territories. Visa is not a financial institution. We do not issue cards, extend credit or set rates and fees for account holders of Visa products.
Financial overview. A summary of our GAAP and non-GAAP operating results is as follows:

	For the Years Ended September 30,			% Change(1)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions, except percentages and per share data)
Net revenue	$40,000	$35,926	$32,653	11%	10%
Operating expenses	$16,006	$12,331	$11,653	30%	6%
Net income	$20,058	$19,743	$17,273	2%	14%
Diluted earnings per share	$10.20	$9.73	$8.28	5%	17%

Non-GAAP operating expenses(2)	$12,906	$11,609	$10,481	11%	11%
Non-GAAP net income(2)	$22,542	$20,389	$18,280	11%	12%
Non-GAAP diluted earnings per share(2)	$11.47	$10.05	$8.77	14%	15%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights for fiscal 2025. Net revenue increased 11% over the prior year, primarily due to the growth in processed transactions, nominal cross-border volume, and nominal payments volume, partially offset by higher client incentives. See Results of Operations—Net Revenue below for further discussion. Exchange rate movements did not have a material impact on net revenue growth.
GAAP operating expenses increased 30% over the prior year, primarily driven by higher litigation provision and personnel expenses. See Results of Operations—Operating Expenses below for further discussion. Exchange rate movements did not have a material impact on operating expenses growth.
Non-GAAP operating expenses increased 11% over the prior year, primarily driven by higher personnel, general and administrative, and depreciation and amortization expenses.
Release of preferred stock. In August 2025, we released $1.4 billion of the as-converted value from our series B and C preferred stock and issued 40,080 shares of series A preferred stock in connection with the ninth anniversary of the Visa Europe acquisition. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.

Senior notes. In May 2025, we issued Euro-denominated fixed-rate senior notes in a public offering in an aggregate principal amount of €3.5 billion ($3.9 billion), with maturities ranging between 3 and 19 years. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Acquisition. In December 2024, we acquired Featurespace Limited (Featurespace), a developer of real-time artificial intelligence payments protection technology that helps prevent and mitigate payments fraud and financial crime risks, for a purchase consideration of $946 million. See Note 2—Acquisitions to our consolidated financial statements included in Item 8 of this report.
Interchange multidistrict litigation. During fiscal 2025, we recorded additional accruals of $2.2 billion to address claims associated with the interchange multidistrict litigation. We also made additional deposits of $875 million into the U.S. litigation escrow account. The additional accruals related to the interchange multidistrict litigation could be higher or lower than deposits made into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Continued resolution in the interchange multidistrict litigation will be considered by our board of directors with regards to successive exchange offers for class B common stock. Visa may, but is under no obligation to, conduct a successive exchange offer for class B common stock if (i) one year has passed since the initial exchange offer for the next preceding class of class B common stock; and (ii) if the estimated interchange reimbursement fees at issue in unresolved claims for damages in the U.S. covered litigation have been reduced by 50% or more since the consummation of the prior exchange offer (or in the case of the first successive exchange offer, since October 1, 2023), as determined by Visa. The estimated interchange reimbursement fees at issue in unresolved claims for damages in the U.S. covered litigation was approximately $49.6 billion as of October 1, 2023 and was approximately $39.4 billion(1) as of October 1, 2025.
Common stock repurchases. In April 2025, our board of directors authorized a $30.0 billion share repurchase program, providing multi-year flexibility. During fiscal 2025, we repurchased 54 million shares of our class A common stock in the open market for $18.2 billion. As of September 30, 2025, our share repurchase program had remaining authorized funds of $24.9 billion. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
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
•Severance costs. During fiscal 2025, we recorded severance costs within personnel expense to realign our organizational structure and focus on areas that will drive higher long-term growth. This broad-based optimization effort has been excluded as it is not representative of our ongoing operations.
•Lease consolidation costs. During fiscal 2025 and 2024, we recorded charges within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded these amounts as it does not reflect the underlying performance of our business.
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. During fiscal 2025, 2024 and 2023, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 and class B-2 common stock ultimately convert into shares of class A common stock. During fiscal 2025, basic and diluted earnings per class A common stock increased $0.01 and was unchanged, respectively, as a result of the downward adjustments of the class B-1 and B-2 common stock conversion rates during the period. During fiscal 2024 and 2023, basic and diluted earnings per class A common stock were unchanged in both fiscal years, as a result of the downward adjustments of the class B-1 and B-2 common stock conversion rates during the periods. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
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

Non-GAAP operating expenses, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with GAAP. The following tables reconcile our GAAP to non-GAAP financial measures:

	For the Year Ended September 30, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$16,006	$200	$4,136	17.1%	$20,058	$10.20
(Gains) losses on equity investments, net	—	87	19		68	0.03
Amortization of acquired intangible assets	(218)	—	54		164	0.08
Acquisition-related costs	(97)	—	7		90	0.05
Severance costs	(213)	—	45		168	0.09
Lease consolidation costs	(39)	—	9		30	0.02
Litigation provision	(2,533)	—	569		1,964	1.00
Non-GAAP	$12,906	$287	$4,839	17.7%	$22,542	$11.47

	For the Year Ended September 30, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$12,331	$321	$4,173	17.4%	$19,743	$9.73
(Gains) losses on equity investments, net	—	94	12		82	0.04
Amortization of acquired intangible assets	(178)	—	43		135	0.07
Acquisition-related costs	(104)	—	8		96	0.05
Litigation provision	(434)	—	97		337	0.17
Lease consolidation costs	(57)	—	13		44	0.02
Indirect taxes	118	—	(29)		(89)	(0.04)
Charitable contribution	(67)	—	26		41	0.02
Non-GAAP	$11,609	$415	$4,343	17.6%	$20,389	$10.05

	For the Year Ended September 30, 2023
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$11,653	$37	$3,764	17.9%	$17,273	$8.28
(Gains) losses on equity investments, net	—	104	23		81	0.04
Amortization of acquired intangible assets	(176)	—	38		138	0.07
Acquisition-related costs	(90)	—	7		83	0.04
Litigation provision	(906)	—	201		705	0.34
Non-GAAP	$10,481	$141	$4,033	18.1%	$18,280	$8.77
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
The following table presents nominal payments and cash volume:

	U.S.			International			Visa

	Twelve Months Ended June 30,(1)
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(in billions)
Nominal payments volume
Consumer credit	$2,491	$2,356	$2,230	$3,113	$2,958	$2,810	$5,604	$5,314	$5,040
Consumer debit(2)	3,213	2,990	2,827	3,338	3,029	2,681	6,551	6,020	5,507
Commercial(3)	1,084	1,042	988	655	613	553	1,739	1,655	1,541
Total nominal payments volume(4)	$6,788	$6,388	$6,045	$7,106	$6,600	$6,044	$13,894	$12,988	$12,088
Cash volume(5)	599	604	610	1,891	1,898	1,849	2,489	2,502	2,459
Total nominal volume(4)(6)	$7,387	$6,991	$6,654	$8,996	$8,499	$7,893	$16,383	$15,490	$14,547

The following table presents the changes in nominal and constant payments and cash volume:

	U.S.		International				Visa

	Twelve Months Ended June 30,(1),(4)
	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024		2024 vs. 2023		2025 vs. 2024		2024 vs. 2023
	Nominal	Nominal	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	6%	6%	5%	8%	5%	8%	5%	7%	5%	7%
Consumer debit growth(2)	7%	6%	10%	12%	13%	12%	9%	10%	9%	9%
Commercial growth(3)	4%	5%	7%	10%	11%	13%	5%	6%	7%	8%
Total payments volume growth	6%	6%	8%	10%	9%	10%	7%	8%	7%	8%
Cash volume growth(5)	(1%)	(1%)	—%	3%	3%	3%	(1%)	2%	2%	2%
Total volume growth	6%	5%	6%	8%	8%	9%	6%	7%	6%	7%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the twelve months ended September 30, 2025, 2024 and 2023, was based on nominal payments volume reported by our financial institution clients for the twelve months ended June 30, 2025, 2024 and 2023, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
(2)Includes consumer prepaid volume and Interlink volume.
(3)Includes large, medium and small business credit and debit, as well as commercial prepaid volume.
(4)Figures in the table may not recalculate exactly due to rounding. Percentage changes and totals are calculated based on unrounded numbers.
(5)Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks.
(6)Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal volume is provided by our financial institution clients, subject to review by Visa.
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	For the Years Ended September 30,			% Change(1)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions, except percentages)
Visa processed transactions	257,545	233,758	212,579	10%	10%
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
The following table presents our net revenue earned in the U.S. and internationally:

	For the Years Ended September 30,			% Change(1)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions, except percentages)
U.S.	$15,633	$14,780	$14,138	6%	5%
International	24,367	21,146	18,515	15%	14%
Net revenue	$40,000	$35,926	$32,653	11%	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

Net revenue increased in fiscal 2025 over the prior year primarily due to the growth in processed transactions, nominal cross-border volume, and nominal payments volume, partially offset by higher client incentives.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. In fiscal 2025, exchange rate movements did not have a material impact on net revenue growth.
The following table presents the components of our net revenue:

	For the Years Ended September 30,			% Change(1)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions, except percentages)
Service revenue	$17,539	$16,114	$14,826	9%	9%
Data processing revenue	19,993	17,714	16,007	13%	11%
International transaction revenue	14,166	12,665	11,638	12%	9%
Other revenue	4,053	3,197	2,479	27%	29%
Client incentives	(15,751)	(13,764)	(12,297)	14%	12%
Net revenue	$40,000	$35,926	$32,653	11%	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased in fiscal 2025 over the prior year primarily due to growth in nominal payments volume of 7%, select pricing modifications and card benefits.
•Data processing revenue increased in fiscal 2025 over the prior year primarily due to growth in processed transactions of 10% and select pricing modifications.
•International transaction revenue increased in fiscal 2025 over the prior year primarily due to growth in nominal cross-border volume of 13%, excluding transactions within Europe, and higher volatility of a broad range of currencies, partially offset by business mix.
•Other revenue increased in fiscal 2025 over the prior year primarily due to growth in advisory and other services and select pricing modifications.
•Client incentives increased in fiscal 2025 over the prior year primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
For fiscal 2025, 2024, and 2023, revenue from value-added services was $10.9 billion, $8.8 billion and $7.2 billion, respectively. Value-added services revenue in fiscal 2025 increased 24% over the prior year primarily due to growth in Issuing Solutions, Advisory and Other Services and Acceptance Solutions.
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
•Professional fees mainly consist of legal fees, consulting fees and expenses associated with client engagements.

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
•Litigation provision represents litigation expenses for accruals related to legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). The accruals are an estimate based on management’s understanding of our litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss.
The following table presents the components of our total operating expenses:

	For the Years Ended September 30,			% Change(1)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions, except percentages)
Personnel	$6,961	$6,264	$5,831	11%	7%
Marketing	1,684	1,560	1,341	8%	16%
Network and processing	894	778	736	15%	6%
Professional fees	759	635	545	19%	17%
Depreciation and amortization	1,220	1,034	943	18%	10%
General and administrative	1,926	1,598	1,330	21%	20%
Litigation provision	2,562	462	927	NM	(50%)
Total operating expenses	$16,006	$12,331	$11,653	30%	6%
NM – Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased in fiscal 2025 over the prior year primarily due to a higher number of employees and compensation focused on areas that will drive higher long-term growth, including acquisitions. In addition, the increase in fiscal 2025 over the prior year was due to severance costs in the current year to realign our organizational structure.
•Marketing expenses increased in fiscal 2025 over the prior year primarily due to higher spending for client marketing.
•Network and processing expenses increased in fiscal 2025 over the prior year primarily due to continued technology and processing network investments to support growth and acquisitions.
•Professional fees increased in fiscal 2025 over the prior year primarily due to higher legal fees and higher expenses associated with client engagements.
•Depreciation and amortization expenses increased in fiscal 2025 over the prior year primarily due to additional amortization and depreciation from our on-going investments and acquisitions.
•General and administrative expenses increased in fiscal 2025 over the prior year primarily due to higher usage of travel related card benefits, the absence of the release of the reserve on indirect taxes previously recognized in fiscal 2021 and higher indirect taxes, partially offset by a charitable contribution to the Visa Foundation in the prior year.
•Litigation provision increased in fiscal 2025 over the prior year primarily due to higher accruals related to the U.S. covered litigation. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.

Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest income on cash and investments, interest expense from borrowings, interest related to taxes, and gains and losses on equity investments and derivatives.
The following table presents the components of our non-operating income (expense):

	For the Years Ended September 30,			% Change(1)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions, except percentages)
Interest expense	$(589)	$(641)	$(644)	(8%)	—%
Investment income (expense) and other	789	962	681	(18%)	41%
Total non-operating income (expense)	$200	$321	$37	(38%)	769%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense decreased in fiscal 2025 over the prior year primarily due to higher interest benefit related to taxes and lower losses from derivatives, partially offset by higher interest expense related to the issuance of debt in fiscal 2025.
•Investment income (expense) and other decreased in fiscal 2025 over the prior year primarily due to lower interest income on our cash and investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	For the Years Ended September 30,
	2025	2024	2023
Effective income tax rate	17%	17%	18%
The effective income tax rates in fiscal 2025 and fiscal 2024 were 17% including the following:
•during fiscal 2025, a $263 million tax benefit as a result of a tax position taken on certain expenses; and
•during fiscal 2024, a $223 million tax benefit as a result of the conclusion of audits.
The Organization for Economic Cooperation and Development (OECD) published administrative guidance around the implementation of a 15% global minimum tax (Pillar Two). Various OECD member countries have either enacted or are in the process of enacting Pillar Two legislation. While there was no material tax impact in fiscal 2025, we are monitoring developments and evaluating the potential impact of Pillar Two on future years.
In July 2025, U.S. tax legislation was enacted that includes, among other provisions, the allowance of accelerated tax deductions for qualified property and research expenditures, as well as changes in various international provisions. The changes are applicable to Visa with effective dates ranging from January 2025 through fiscal 2027. The legislation did not have a material tax impact in fiscal 2025, and we do not expect a material tax impact in future years, though we will continue to evaluate the provisions as additional guidance becomes available.
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

Cash Flow Data
The following table summarizes our cash flow activity:

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
Total cash provided by (used in):
Operating activities	$23,059	$19,950	$20,755
Investing activities	$708	$(1,926)	$(2,006)
Financing activities	$(18,963)	$(20,633)	$(17,772)
Operating activities. Cash provided by operating activities increased in fiscal 2025 over the prior year primarily due to growth in our underlying business and the timing of payments related to income taxes, partially offset by higher incentive payments.
Investing activities. Cash provided by investing activities increased in fiscal 2025 over the prior year primarily due to the absence of investment securities purchases, partially offset by lower proceeds from maturities and sales of investment securities.
Financing activities. Cash used in financing activities decreased in fiscal 2025 over the prior year primarily due to proceeds received from the issuance of senior notes, partially offset by higher share repurchases and higher dividends paid.
Sources of Liquidity
Cash, cash equivalents and investments. As of September 30, 2025, our cash and cash equivalents balance was $17.2 billion and our available-for-sale debt securities was $2.4 billion. Our investment portfolio is designed to invest cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio consists of debt securities issued by the U.S. Treasury and U.S. government-sponsored agencies. $1.6 billion of the investments are classified as current and are available to meet short-term liquidity needs. The remaining non-current investments have stated maturities of more than one year from the balance sheet date; however, they are also generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. As of September 30, 2025, we had no outstanding obligations under the program. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Credit facility. We have an unsecured revolving credit facility, which is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. As of September 30, 2025, there were no amounts outstanding under the credit facility. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
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
Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2025, we were not required to fund settlement-related working capital. As of September 30, 2025, we held $9.2 billion of our total available liquidity to fund daily settlement in the event one or more of our financial institution clients are unable to settle, with the remaining liquidity available to support our working capital and other liquidity needs. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
Litigation. Judgments in and settlements of litigation or other fines imposed in investigations and proceedings could give rise to future liquidity needs. During fiscal 2025, we deposited $875 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of September 30, 2025 was $3.0 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Common stock repurchases. During fiscal 2025, we repurchased shares of our class A common stock in the open market for $18.2 billion. As of September 30, 2025, our share repurchase program had remaining authorized funds of $24.9 billion. Share repurchases will be executed at prices we deem appropriate subject to various factors, including market conditions and our financial performance, and may be effected through accelerated share repurchase programs, open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Dividends. During fiscal 2025, we declared and paid $4.6 billion in dividends to holders of our common and preferred stock. On October 28, 2025, our board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Acquisition. In December 2024, we acquired Featurespace for a purchase consideration of $946 million. See Note 2—Acquisitions to our consolidated financial statements included in Item 8 of this report.
Senior notes. As of September 30, 2025, we had an outstanding aggregate principal amount relating to our senior notes of $25.4 billion. Principal payments on our senior notes of $4.0 billion and €1.4 billion ($1.6 billion) are due in December 2025 and June 2026, respectively, for which we have sufficient liquidity. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Client incentives. As of September 30, 2025, we had short-term and long-term liabilities recorded on the consolidated balance sheet related to client incentive contracts of $10.4 billion and $0.2 billion, respectively.
Uncertain tax positions. As of September 30, 2025, we had long-term liabilities for uncertain tax positions of $309 million. See Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Purchase obligations. As of September 30, 2025, we had short-term and long-term obligations of $1.6 billion and $0.2 billion, respectively, related to agreements to purchase goods and services that specify significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent. For future obligations related to sponsorships and software arrangements, see Note 18—Commitments to our consolidated financial statements included in Item 8 of this report.

Leases. For future lease payments related to leases that have commenced and are recognized on the consolidated balance sheet, see Note 9—Leases to our consolidated financial statements included in Item 8 of this report.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, which provides improvements to income tax disclosures. This standard requires disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for our annual periods beginning October 1, 2025, and requires prospective application with the option to apply the standard retrospectively. We are currently evaluating the impact of the ASU on our disclosures.
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
In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software by eliminating project stage-based capitalization and clarifying the probable-to-complete threshold to commence the capitalization of software costs. This ASU is effective for our annual and interim periods beginning October 1, 2028, and transition approaches include prospective, retrospective or modified methods. We are currently evaluating the impact of the ASU on our consolidated financial statements.
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
Revenue Recognition—Client Incentives
Critical estimates. We enter into long-term incentive contracts with financial institution clients, sellers and other business partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, encouraging seller acceptance and use of Visa’s payment services and driving innovation. These incentives are primarily accounted for as reductions to net revenue; however, if a separate identifiable benefit at fair value can be established, they are accounted for as operating expenses. Incentives are recognized systematically and rationally based on management’s estimate of each client’s performance. These estimates are regularly reviewed and adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Assumptions and judgment. Estimation of client incentives relies on forecasts of payments and transaction volume, card issuance and card conversion. Performance is estimated using client-reported information, transactional information accumulated from our systems, historical information, market and economic conditions and discussions with our clients, sellers and business partners.
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
Assumptions and judgment. We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether a loss is reasonably estimable. Our judgments are inherently subjective and based on a number of factors, including management’s understanding of the legal or regulatory profile and the specifics of each proceeding, our history with similar matters, advice of internal and external legal counsel and management’s best estimate of potential loss. As additional information becomes available, we reassess the potential loss related to pending claims and may revise our estimates.
We have entered into loss sharing agreements that reduce our potential liability in connection with certain litigation. However, our U.S. retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation. The plan’s mechanisms include the use of the U.S. litigation escrow account. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. Our Europe retrospective responsibility plan only covers Visa Europe territory covered litigation (and resultant liabilities and losses) relating to the covered period, subject to certain limitations, and does not cover any fines or penalties incurred in the European Commission proceedings or any other matter. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
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
Assumptions and judgment. We have various tax filing positions with regard to the timing and amount of income, including the allocation of income among various tax jurisdictions, deductions and credits, based on our interpretation of tax laws. We record a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We also inventory, evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and record liabilities for the amount of such positions that in our judgment may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. Our assessment may change based on various factors including changes in facts or circumstances, changes in tax law, and audit activity.
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
Foreign Currency Exchange Rate Risk
We are exposed to risks from foreign currency exchange rate fluctuations that are primarily related to changes in the functional currency value of receipts and payments related to non-functional currency denominated transactions. We manage these risks by entering into foreign currency forward contracts that hedge exposures of the variability in the functional currency equivalent of anticipated non-functional currency denominated cash flows. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.
As of September 30, 2025 and 2024, the effect of a hypothetical 10% weakening in the value of the functional currencies is estimated to create an additional fair value loss of approximately $422 million and $329 million, respectively, on our outstanding foreign currency forward contracts. The loss from this hypothetical weakening would be largely offset by a corresponding gain on our cash flows from foreign currency-denominated revenue and payments. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
We are further exposed to foreign currency exchange rate risk related to translation as the functional currency of Visa Europe is the Euro. Translation from the Euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. A hypothetical 10% change in the Euro against the U.S. dollar compared to the exchange rate as of September 30, 2025 and 2024 would result in a foreign currency translation adjustment of $2.3 billion and $2.1 billion, respectively.
We designated our Euro-denominated senior notes as a net investment hedge against a portion of the foreign exchange rate exposure from our net investment in Visa Europe. Foreign currency adjustments resulting from the Euro-denominated senior notes partially offset the foreign currency translation adjustments resulting from our net investment in Visa Europe. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
We are also subject to foreign currency exchange rate risk in daily settlement activities. This risk arises from the timing of rate setting for settlement with clients relative to the timing of market trades for balancing currency positions. Risk in settlement activities is limited through daily operating procedures, including the utilization of Visa settlement systems and our interaction with foreign exchange trading counterparties.
Interest Rate Risk
Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As of September 30, 2025 and 2024, a hypothetical 100 basis point increase in interest rates did not have a material impact on the fair value of our investment securities. Any realized losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. Historically, we have been able to hold investments until maturity.
We have interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allow us to manage our interest rate exposure through a combination of fixed and floating rates. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into U.S. dollar and Euro-denominated floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. As of September 30, 2025 and 2024, a hypothetical 100 basis point increase in interest rates did not have a material impact on the interest expense for each fiscal year. See Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.

Equity Investment Risk
Our equity investments are held in both marketable and non-marketable equity securities. The marketable equity securities include investments in publicly traded companies and the non-marketable equity securities include investments in privately held companies. As of September 30, 2025 and 2024, the carrying value of our investments in publicly traded companies was $142 million and $63 million, respectively, and the carrying value of our non-marketable equity securities was $1.2 billion and $1.4 billion, respectively. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. A decline in financial condition or operating results of these investments could result in a loss of all or a substantial part of our carrying value in these companies. We regularly review our non-marketable equity securities for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

ITEM 8.    Financial Statements and Supplementary Data
VISA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the litigation accrual for class members opting out of the Damages Class settlement in the Interchange Multidistrict Litigation (MDL)
As discussed in Notes 5 and 20 to the consolidated financial statements, the Company is party to various legal proceedings, including the Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions, for which the Company has recorded a litigation accrual of $2,698 million as of September 30, 2025, and the substantial majority of that accrual relates to Individual Merchant Actions. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and estimate the amount of such loss, if any. The outcome of legal proceedings to which the Company is a party is not within the complete control of the Company and may not be known for prolonged periods of time.
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
San Francisco, California
November 6, 2025

VISA
CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	2024
	(in millions, except per share data)
Assets
Cash and cash equivalents	$17,164	$11,975
Restricted cash equivalents—U.S. litigation escrow	2,990	3,089
Investment securities	1,833	3,200
Settlement receivable	4,191	4,454
Accounts receivable	3,126	2,561
Customer collateral	3,625	3,524
Current portion of client incentives	2,158	1,918
Prepaid expenses and other current assets	2,679	3,312
Total current assets	37,766	34,033
Investment securities	999	2,545
Client incentives	5,157	4,628
Property, equipment and technology, net	4,236	3,824
Goodwill	19,879	18,941
Intangible assets, net	27,646	26,889
Other assets	3,944	3,651
Total assets	$99,627	$94,511
Liabilities
Accounts payable	$555	$479
Settlement payable	4,568	5,265
Customer collateral	3,625	3,524
Accrued compensation and benefits	1,863	1,538
Client incentives	10,369	9,075
Accrued liabilities	5,466	4,909
Current maturities of debt	5,569	—
Accrued litigation	3,033	1,727
Total current liabilities	35,048	26,517
Long-term debt	19,602	20,836
Deferred tax liabilities	5,549	5,301
Other liabilities	1,519	2,720
Total liabilities	61,718	55,374
Commitments and contingencies (Note 18 and Note 20)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of September 30, 2025 and 2024	745	1,031
Common stock, $0.0001 par value:
Class A common stock, 1,691 and 1,733 shares issued and outstanding as of September 30, 2025 and 2024, respectively	—	—
Class B-1 and B-2 total common stock, 125 shares issued and outstanding as of September 30, 2025 and 2024	—	—
Class C common stock, 9 and 10 shares issued and outstanding as of September 30, 2025 and 2024, respectively	—	—
Right to recover for covered losses	(124)	(104)
Additional paid-in capital	21,934	21,229
Accumulated income	15,106	17,289
Accumulated other comprehensive income (loss):
Investment securities	12	30
Defined benefit pension and other postretirement plans	(32)	(16)
Derivative instruments	(307)	(213)
Foreign currency translation adjustments	575	(109)
Total accumulated other comprehensive income (loss)	248	(308)
Total equity	37,909	39,137
Total liabilities and equity	$99,627	$94,511
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2025	2024	2023
	(in millions, except per share data)
Net revenue	$40,000	$35,926	$32,653

Operating Expenses
Personnel	6,961	6,264	5,831
Marketing	1,684	1,560	1,341
Network and processing	894	778	736
Professional fees	759	635	545
Depreciation and amortization	1,220	1,034	943
General and administrative	1,926	1,598	1,330
Litigation provision	2,562	462	927
Total operating expenses	16,006	12,331	11,653
Operating income	23,994	23,595	21,000

Non-operating Income (Expense)
Interest expense	(589)	(641)	(644)
Investment income (expense) and other	789	962	681
Total non-operating income (expense)	200	321	37
Income before income taxes	24,194	23,916	21,037
Income tax provision	4,136	4,173	3,764
Net income	$20,058	$19,743	$17,273

Basic Earnings Per Share
Class A common stock	$10.22	$9.74	$8.29
Class B-1 common stock	$15.97	$15.46	$13.26
Class B-2 common stock(1)	$15.72	$15.45	$—
Class C common stock	$40.87	$38.97	$33.17

Basic Weighted-average Shares Outstanding
Class A common stock	1,714	1,621	1,618
Class B-1 common stock	5	148	245
Class B-2 common stock(1)	120	49	—
Class C common stock	9	16	10

Diluted Earnings Per Share
Class A common stock	$10.20	$9.73	$8.28
Class B-1 common stock	$15.95	$15.45	$13.24
Class B-2 common stock(1)	$15.70	$15.43	$—
Class C common stock	$40.82	$38.92	$33.13

Diluted Weighted-average Shares Outstanding
Class A common stock	1,966	2,029	2,085
Class B-1 common stock	5	148	245
Class B-2 common stock(1)	120	49	—
Class C common stock	9	16	10
(1)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 15—Stockholders’ Equity for further details.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
Net income	$20,058	$19,743	$17,273
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(23)	120	53
Income tax effect	5	(26)	(11)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(20)	172	6
Income tax effect	4	(40)	—
Reclassification adjustments	—	9	10
Income tax effect	—	(2)	(2)
Derivative instruments:
Net unrealized gain (loss)	(172)	(38)	(126)
Income tax effect	36	9	24
Reclassification adjustments	55	—	49
Income tax effect	(13)	(7)	(24)
Foreign currency translation adjustments:
Translation adjustments	583	741	975
Income tax effect	101	71	98
Other comprehensive income (loss)	556	1,009	1,052
Comprehensive income	$20,614	$20,752	$18,325

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2024	5		$1,031	(1)	1,868	$21,229	$(104)	$17,289	$(308)	$39,137
Net income								20,058		20,058
Other comprehensive income (loss)									556	556
VE territory covered losses							(28)			(28)
Recovery through conversion rate adjustments			(8)				8			—
Anniversary release (2)	—	(3)	(7)							(7)
Conversions to class A common stock	—	(3)	(271)		7	271				—
Share-based compensation						897				897
Stock issued under equity plans					5	396				396
Shares withheld for taxes related to stock issued under equity plans					(1)	(281)				(281)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(4,634)		(4,634)
Repurchases of class A common stock					(54)	(578)		(17,607)		(18,185)
Balance as of September 30, 2025	5		$745	(1)	1,825	$21,934	$(124)	$15,106	$248	$37,909
(1)As of September 30, 2025 and 2024, the book value of series A convertible participating preferred stock (series A preferred stock) was $513 million and $540 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)See Note 5—U.S. and Europe Retrospective Responsibility Plans for further details.
(3)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452		$(140)	$18,040	$(1,317)	$38,733
Net income									19,743		19,743
Other comprehensive income (loss)										1,009	1,009
VE territory covered losses								(139)			(139)
Recovery through conversion rate adjustments			(181)					175			(6)
Anniversary release (2)	—	(3)	(5)								(5)
Conversions to class A common stock	—	(3)	(481)		151	481					—
Class B-1 common stock exchange offer					(73)	—	(3)				—
Share-based compensation						850					850
Stock issued under equity plans					6	335					335
Shares withheld for taxes related to stock issued under equity plans					(1)	(208)					(208)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock									(4,217)		(4,217)
Repurchases of class A common stock					(64)	(681)			(16,277)		(16,958)
Balance as of September 30, 2024	5		$1,031	(1)	1,868	$21,229		$(104)	$17,289	$(308)	$39,137
(1)As of September 30, 2024 and 2023, the book value of series A preferred stock was $540 million and $456 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and C preferred stock.
(2)See Note 5—U.S. and Europe Retrospective Responsibility Plans for further details.
(3)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of September 30, 2022	5		$2,324	(1)	1,890	$19,545	$(35)	$16,116	$(2,369)	$35,581
Net income								17,273		17,273
Other comprehensive income (loss)									1,052	1,052
VE territory covered losses							(136)			(136)
Recovery through conversion rate adjustments			(30)				31			1
Conversions to class A common stock	—	(2)	(596)		10	596				—
Share-based compensation						765				765
Stock issued under equity plans					5	260				260
Shares withheld for taxes related to stock issued under equity plans					(1)	(130)				(130)
Cash dividends declared and paid, at a quarterly amount of $0.45 per class A common stock								(3,751)		(3,751)
Repurchases of class A common stock					(55)	(584)		(11,598)		(12,182)
Balance as of September 30, 2023	5		$1,698	(1)	1,849	$20,452	$(140)	$18,040	$(1,317)	$38,733
(1)As of September 30, 2023 and 2022, the book value of series A preferred stock was $456 million and $1.0 billion, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and C preferred stock.
(2)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
Operating Activities
Net income	$20,058	$19,743	$17,273
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	15,751	13,764	12,297
Share-based compensation	897	850	765
Depreciation and amortization	1,220	1,034	943
Deferred income taxes	152	(100)	(483)
VE territory covered losses	(28)	(139)	(136)
(Gains) losses on equity investments, net	87	94	104
Other	94	136	14
Change in operating assets and liabilities:
Settlement receivable	374	(2,175)	(160)
Accounts receivable	(542)	(237)	(250)
Client incentives	(15,314)	(14,067)	(11,014)
Other assets	160	(199)	(24)
Accounts payable	67	109	34
Settlement payable	(847)	1,841	(194)
Accrued and other liabilities	(373)	(676)	1,291
Accrued litigation	1,303	(28)	295
Net cash provided by (used in) operating activities	23,059	19,950	20,755
Investing Activities
Purchases of property, equipment and technology	(1,482)	(1,257)	(1,059)
Purchases of investment securities	—	(4,443)	(4,363)
Proceeds from maturities and sales of investment securities	3,024	5,013	3,160
Acquisitions, net of cash and restricted cash acquired	(887)	(915)	—
Purchases of other investments	(68)	(231)	(121)
Proceeds from settlement of derivative instruments	—	—	402
Other investing activities	121	(93)	(25)
Net cash provided by (used in) investing activities	708	(1,926)	(2,006)
Financing Activities
Repurchases of class A common stock	(18,316)	(16,713)	(12,101)
Repayments of debt	—	—	(2,250)
Dividends paid	(4,634)	(4,217)	(3,751)
Proceeds from issuance of senior notes	3,924	—	—
Proceeds from stock issued under equity plans	396	335	260
Taxes paid related to stock issued under equity plans	(281)	(208)	(130)
Other financing activities	(52)	170	200
Net cash provided by (used in) financing activities	(18,963)	(20,633)	(17,772)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	420	382	636
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	5,224	(2,227)	1,613
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	19,763	21,990	20,377
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$24,987	$19,763	$21,990
Supplemental Disclosure
Cash paid for income taxes, net(1)	$4,541	$5,775	$3,433
Interest payments on debt	$587	$583	$617
Accruals related to purchases of property, equipment and technology	$59	$52	$96
(1)For fiscal 2025, the amount includes $1.9 billion of cash paid for federal transferable tax credits.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (Visa or the Company) is a global payments technology company that facilitates secure, reliable and efficient global commerce and money movement. Visa provides transaction processing services (primarily authorization, clearing and settlement) among consumers, issuing and acquiring financial institutions and sellers through its electronic payments network, VisaNet. Visa is focused on extending, enhancing and investing in its proprietary advanced transaction processing network, VisaNet, to offer a single connection point for facilitating money movement to multiple endpoints through various form factors and innovative technologies across more than 200 countries and territories. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and seller relationships belong to, and are managed by, Visa’s financial institution clients.
Consolidation and basis of presentation. The consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company consolidates entities for which it has a controlling financial interest, as well as variable interest entities (VIEs) for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its consolidated financial statements as of and for the periods presented. Intercompany balances and transactions have been eliminated in consolidation.
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
Cash, cash equivalents, restricted cash and restricted cash equivalents. Cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less from the date of purchase. Cash equivalents are primarily recorded at cost, which approximates fair value due to their generally short maturities. The Company defines restricted cash and restricted cash equivalents as cash and cash equivalents that cannot be withdrawn or used for general operating activities. See Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents.
Restricted cash equivalents—U.S. litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters for a discussion of the U.S. covered litigation. The escrow funds are held in money market investments, and are classified as restricted cash equivalents on the consolidated balance sheets. Interest earned on the escrow funds is recorded in investment income (expense) and other on the consolidated statements of operations.
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
Available-for-sale debt securities. The Company’s investments in debt securities, which are classified as available-for-sale and recorded in investment securities or cash and cash equivalents on the consolidated balance sheets, include U.S. government-sponsored debt securities and U.S. Treasury securities. These securities are recorded at cost at the time of purchase and are carried at fair value. The Company considers these securities to be available-for-sale to meet working capital and liquidity needs. Investments with stated maturities of less than one year from the balance sheet date, or investments that the Company intends to sell within one year, are classified as current assets, while all other securities are classified as non-current assets. Unrealized gains and losses are recorded in other comprehensive income (loss). The specific identification method is used to calculate realized gain or loss on the sale of securities, which is recorded in investment income (expense) and other on the consolidated statements of operations. Interest income is recognized when earned and is included in investment income (expense) and other on the consolidated statements of operations.
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
Marketable equity securities. Marketable equity securities, which are recorded in investment securities on the consolidated balance sheets, include investments in publicly traded companies as well as mutual fund investments related to various employee compensation and benefit plans. Dividend income as well as gains and losses from changes in fair value are recognized in investment income (expense) and other on the consolidated statements of operations.
Trading activity in the mutual fund investments is at the direction of the Company’s employees. These investments are held in a trust and are not considered by the Company to be available for its operational or liquidity needs. The corresponding liability is recorded in accrued liabilities on the consolidated balance sheets, with changes in the liability recognized in personnel expense on the consolidated statements of operations.
Non-marketable equity securities. The Company’s non-marketable equity securities, which are recorded in other assets on the consolidated balance sheets, include investments in privately held entities without readily determinable fair values. All gains and losses on non-marketable equity securities are recorded in investment income (expense) and other on the consolidated statements of operations.
The Company applies the equity method of accounting when it does not have control but has the ability to exercise significant influence over the entity. Under the equity method, the Company’s share of each entity’s profit or loss is recorded in investment income (expense) and other on the consolidated statements of operations.
The Company applies the fair value measurement alternative for equity securities in certain other entities when it has neither control nor the ability to exercise significant influence over the entity. The Company adjusts the carrying value of these equity securities to fair value when orderly transactions for identical or similar investments of the same issuer are observable.
The Company regularly reviews investments accounted for under the equity method and the fair value measurement alternative for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.
Financial instruments. The Company considers the following to be financial instruments: cash, cash equivalents, restricted cash, restricted cash equivalents, investment securities, settlement receivable and payable, accounts receivable and payable, customer collateral, non-marketable equity securities, derivative instruments and debt. See Note 6—Fair Value Measurements and Investments.
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
Guarantees and indemnifications. The Company recognizes an obligation at inception for guarantees and indemnifications that qualify for recognition, regardless of the probability of occurrence. The Company indemnifies its financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with the Visa operating rules. See Note 12—Settlement Guarantee Management. The

Company estimates expected credit losses and recognizes an allowance for those credit losses related to its settlement guarantee obligations. The estimated fair value of the liability for settlement guarantee is not material.
Customer collateral. The Company has cash deposits and other non-cash assets from certain clients in order to ensure that their performance of settlement obligations arising from Visa payment services are processed in accordance with the Visa operating rules. The cash collateral assets held by the Company are restricted and fully offset by corresponding liabilities, and both balances are presented on the consolidated balance sheets. Other non-cash assets are not recorded on the consolidated balance sheets. See Note 12—Settlement Guarantee Management.
Property, equipment and technology, net. Property, equipment and technology are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization commence once the asset is ready for its intended use, and is computed on a straight-line basis over the asset’s estimated useful life. Depreciation and amortization of technology, furniture, fixtures and equipment are computed over estimated useful lives ranging from 2 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life of the asset or lease term. Building improvements are depreciated between 3 and 40 years, and buildings are depreciated over 40 years. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life.
Technology includes purchased and internally developed software, as well as technology assets obtained through acquisitions. Internal and external costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology’s estimated useful life. Acquired technology assets are initially recorded at fair value and are amortized on a straight-line basis over the estimated useful life.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted net future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. See Note 7—Property, Equipment and Technology, Net.
Leases. The Company determines whether an arrangement is or contains a lease at its inception. Right-of-use (ROU) assets and the corresponding lease liabilities are recognized at the lease commencement date, based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of lease commencement. As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the lease commencement date in determining the present value of remaining lease payments. The ROU asset also includes any lease payments made prior to lease commencement and is recorded net of any lease incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record an ROU asset and the corresponding liability for leases with a lease term of 12 months or less.
Lease agreements generally contain both lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company does not combine lease components with non-lease components for any of its leases. ROU assets are included in other assets on the consolidated balance sheets. The current portion of lease liabilities is included in accrued liabilities, and the long-term portion is included in other liabilities on the consolidated balance sheets. The Company’s lease cost is primarily included in general and administrative expense on the consolidated statements of operations and consists of amounts recognized under lease agreements, adjusted for impairment and sublease income. See Note 9—Leases.
Business combinations. The Company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree are generally recognized at their acquisition date fair values. The excess of the purchase price consideration over the fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred. See Note 2—Acquisitions.
Intangible assets, net and goodwill. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each intangible asset.

Finite-lived intangible assets primarily consist of customer relationships obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are evaluated for impairment if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangible assets have useful lives ranging from 5 to 15 years.
Indefinite-lived intangible assets consist of the Visa trade name, customer relationships and reacquired rights. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The Company assesses each category of indefinite-lived intangible assets for impairment on an aggregate basis. Impairment exists if the fair value of the indefinite-lived intangible asset is less than its carrying value.
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that an impairment may exist.
The Company performed its annual impairment reviews of indefinite-lived intangible assets and goodwill as of February 1, 2025, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that an impairment existed as of September 30, 2025. See Note 8—Intangible Assets and Goodwill.
Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are inherently subjective and based on a number of factors, including the specifics of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with internal and external legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company’s estimates. These loss contingencies are recorded in litigation provision on the consolidated statements of operations. The Company expenses legal costs as incurred in professional fees on the consolidated statements of operations. See Note 20—Legal Matters.
Revenue recognition. The Company’s net revenue is comprised principally of the following categories: service revenue, data processing revenue, international transaction revenue, and other revenue, reduced by client incentives. As a payments network service provider, the Company’s obligation to the customer is to stand ready to provide continuous access to Visa’s payments network over the contractual term, facilitate the processing of payment transactions, including authorization, clearing and settlement, and deliver related products and services. The Company delivers its payments network services directly to issuers and acquirers, who, in turn, provide those services to others within the payments network: sellers and consumers. The Company considers all parties in Visa’s payments network as customers, and earns net revenue primarily from issuers and acquirers. Consideration is variable, based primarily on the amount and type of transactions and payments volume on Visa’s products. The transaction price for each specific service is reported net of discounts attributable to individual services or fees. The Company recognizes revenue, net of sales and other similar taxes, as the payments network services are performed, in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payments network services and other performance obligations that are constrained by, and dependent upon, the future performance of its clients, which are variable in nature.
The Company’s value-added services consist of Issuing Solutions, Acceptance Solutions, Risk and Security Solutions, and Advisory and Other Services. These services may be offered in combination with the Company’s payments network services or independently as standalone products. The Company earns revenue from its Value-added Services through fixed or transaction-based fees, and recognizes revenue, net of sales and other similar taxes, as these value-added services are performed.
For revenue generated from arrangements that involve third parties, the Company assesses whether it is the principal, and recognizes revenue on a gross basis, or the agent, and recognizes revenue on a net basis. In making this assessment, the Company considers whether it obtains the control of the specified services before they are transferred to the customer, or it is arranging for the services to be provided.

Service revenue consists mainly of revenue earned for services provided in support of client usage of Visa’s payment services. This revenue includes fees related to payments volume. Visa’s obligation is to stand ready to provide continuous access to Visa’s payments network and related services with respect to Visa-branded payments programs. In addition, it consists of value-added services related to certain Issuing Solutions. Service revenue for the current quarter is primarily calculated by applying the current quarter’s pricing to the prior quarter’s payments volume.
Data processing revenue consists of revenue earned for authorization, clearing and settlement; value-added services primarily related to Acceptance Solutions, Risk and Security Solutions and certain Issuing Solutions; network access; and other maintenance and support services that facilitate transaction and information processing among the Company’s clients globally. Data processing revenue is recognized in the same period in which the related transactions occur or the services are performed.
International transaction revenue is earned for cross-border transaction processing and currency conversion activities. Cross-border transactions arise when the country of origin of the issuer or financial institution originating the transaction is different from that of the beneficiary. International transaction revenue is recognized in the same period in which the related transactions occur or the services are performed.
Other revenue consists mainly of value-added services primarily related to Advisory and Other Services and certain Issuing Solutions; license fees for use of the Visa brand or technology; and fees for account holder services, certification and licensing. Other revenue is recognized in the same period in which the related transactions occur or the services are performed.
Client incentives. The Company enters into long-term incentive contracts with financial institution clients, sellers, and other business partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, encouraging seller acceptance and use of Visa’s payment services and driving innovation. These incentives are classified as reductions to net revenue within client incentives, unless the incentive is a payment made in exchange for a distinct good or service provided by the customer, in which case the payment is classified as operating expenses. The Company generally capitalizes upfront and fixed incentive payments under these contracts as client incentives assets when paid, and amortizes the amounts as reductions to net revenue ratably over the contractual term. Incentives that are earned by the customer based on performance targets are recorded as reductions to net revenue when earned, based on management's estimate of each client's future performance, and the unpaid portion is recognized as client incentives liabilities. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. Client incentives assets and liabilities are classified on the consolidated balance sheets as current or long-term based on a 12-month operating cycle.
Marketing. The Company expenses the costs of producing advertising as incurred during production. The cost of media is expensed when the advertising takes place. Sponsorship costs are recognized over the periods in which the Company benefits from the sponsorship rights. Promotional costs are expensed as incurred, when the related services are received, or when the related events occur.
Income taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis of existing assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to be applied to taxable income in the periods in which those temporary differences are expected to be recovered or settled. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portions that are not expected to be realized based on the level of historical taxable income, projections of future taxable income over the periods in which the temporary differences are deductible, and qualifying tax planning strategies.
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expenses and penalties, if any, related to uncertain tax positions in interest expense and investment income (expense) and other, respectively, on the consolidated statements of operations. See Note 19—Income Taxes.

Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe Limited (Visa Europe) whose functional currency is the Euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet dates. Nonmonetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense on the consolidated statements of operations and were not material for fiscal 2025, 2024 and 2023.
When the functional currency is not the U.S. dollar, translation from that functional currency to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
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
The Company also uses foreign exchange forward contracts, which are designated as cash flow hedges, to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. The terms of these derivative instruments are generally no more than 12 months. The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded from effectiveness testing purposes and are recognized in earnings. Gains and losses resulting from changes in the fair value of derivative instruments designated as cash flow hedges are recorded in other comprehensive income (loss). When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income (loss) related to that hedge is reclassified to the consolidated statements of operations in the corresponding line item where revenue or expense is recorded. Derivative instruments designated as cash flow hedges are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair value on a gross basis on the consolidated balance sheets.

The Company designated its Euro-denominated senior notes, a non-derivative financial instrument, as net investment hedges against a portion of the Company’s Euro-denominated net investment in Visa Europe. The Company also holds interest rate and cross-currency swap agreements on a portion of the outstanding senior notes that allows the Company to manage its interest rate exposure through a combination of fixed and floating rates. The Company designated the interest rate swap agreements as fair value hedges and the cross-currency swap agreements as net investment hedges. Gains and losses related to hedging instruments designated as fair value hedges, along with corresponding losses or gains related to the change in the fair value of the underlying hedged item, are recorded in interest expense on the consolidated statements of operations. Gains and losses related to derivative and non-derivative hedging instruments designated as net investment hedges are recorded in other comprehensive income (loss).
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
Share-based compensation. The Company measures share-based compensation cost at the grant date, net of estimated forfeitures, based on the estimated fair value of the award. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance awards is recognized on a graded-vesting basis. The amount is initially estimated based on target performance and is adjusted as appropriate based on management’s best estimate throughout the performance period. See Note 17—Share-based Compensation.

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
Recently adopted accounting pronouncement. In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The Company adopted this standard in fiscal 2025, which resulted in additional disclosures. See Note 14—Segment Information.
Note 2—Acquisitions
Fiscal 2025 Acquisition
In December 2024, Visa acquired Featurespace Limited, a developer of real-time artificial intelligence payments protection technology that helps prevent and mitigate payments fraud and financial crime risks, for a purchase consideration of $946 million. The Company allocated $152 million of the purchase consideration to technology, customer relationships, other net assets acquired and deferred tax liabilities and the remaining $794 million to goodwill.
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

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
Service revenue	$17,539	$16,114	$14,826
Data processing revenue	19,993	17,714	16,007
International transaction revenue	14,166	12,665	11,638
Other revenue	4,053	3,197	2,479
Client incentives	(15,751)	(13,764)	(12,297)
Net revenue	$40,000	$35,926	$32,653

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
U.S.	$15,633	$14,780	$14,138
International	24,367	21,146	18,515
Net revenue	$40,000	$35,926	$32,653
For fiscal 2025, 2024, and 2023, revenue from value-added services was $10.9 billion, $8.8 billion and $7.2 billion, respectively. Revenue from Value-added Services is recognized within data processing, other and service revenue.
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of September 30, 2025, the remaining performance obligations were $4.9 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	September 30,
	2025	2024
	(in millions)
Cash and cash equivalents	$17,164	$11,975
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	2,990	3,089
Customer collateral	3,625	3,524
Prepaid expenses and other current assets	1,208	1,175
Cash, cash equivalents, restricted cash and restricted cash equivalents	$24,987	$19,763
Prepaid expenses and other current assets include restricted cash and restricted cash equivalents primarily related to funds held by the Company on behalf of clients in segregated bank accounts that generally cannot be withdrawn or used for general operating activities. These amounts are offset by corresponding liabilities recorded in accrued liabilities on the Company’s consolidated balance sheets.
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
The following table presents the changes in the U.S. litigation escrow account:

	For the Years Ended September 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$3,089	$1,764
Deposits into the U.S. litigation escrow account	875	1,500
Payments to opt-out merchants(1), net of interest earned on escrow funds	(974)	(175)
Balance as of end of period	$2,990	$3,089
(1)These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B-1 and B-2 common stock is subject to dilution through a downward adjustment to the rate at which shares of class B-1 and B-2 common stock ultimately convert into shares of class A common stock. This has the same economic effect on earnings per share as repurchasing the Company’s class A common stock because it reduces the class B conversion rate and consequently, reduces the as-converted class A common stock share count with each deposit amount. See Note 15—Stockholders’ Equity.
Makewhole agreements. As a condition to participating in the class B-1 common stock exchange offer, each participating shareholder, together with its respective parent guarantors (as applicable), entered into a separate makewhole agreement with Visa pursuant to which the holder agreed to reimburse Visa in cash for the portion of certain future deposits into the U.S. litigation escrow account that, but for the holder's participation in the exchange offer, would have been absorbed by such holder through a reduction in the class B-1 conversion rate in respect of the class B-1 common stock it tendered in the exchange offer. Payments under the makewhole agreements arise when, as a result of a deposit into the U.S. litigation escrow account, the as-converted value of the class B-2 common stock a holder received in the exchange offer becomes or is already less than zero, but the class B-1 conversion rate remains greater than or equal to zero. No additional payment obligations will arise under the makewhole agreements after the class B-1 conversion rate reaches zero. See Note 15—Stockholders’ Equity.
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
Europe Retrospective Responsibility Plan
UK loss sharing agreement. The Company has entered into a loss sharing agreement with Visa Europe and certain of Visa Europe’s member financial institutions located in the United Kingdom (UK LSA members). Each of the UK LSA members has agreed, on a several and not joint basis, to compensate the Company for certain losses which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom prior to the closing of the Visa Europe acquisition on June 21, 2016 (Closing), subject to the terms and conditions set forth therein and, with respect to each UK LSA member, up to a maximum amount of the up-front cash consideration received by such UK LSA member. The UK LSA members’ obligations under the UK loss sharing agreement are conditional upon, among other things, either (a) losses valued in excess of the sterling equivalent on June 21, 2016 of €1.0 billion having arisen in UK covered claims (and such losses having reduced the conversion rate of the series B preferred stock accordingly), or (b) the conversion rate of the series B preferred stock having been reduced to zero pursuant to losses arising in claims relating to multilateral interchange fee rate setting in the Visa Europe territory.
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
As required by the litigation management deed, on June 21, 2025 and 2024, the ninth and eighth anniversaries of the Visa Europe acquisition, respectively, Visa, in consultation with the VE Territory Litigation Management Committee, carried out release assessments. After the completion of these assessments in August 2025 and July 2024 the Company released $1.4 billion and $2.7 billion of the as-converted value from its series B and C preferred stock, respectively, and issued 40,080 and 99,264 shares of series A preferred stock, respectively (Ninth Anniversary Release and Eighth Anniversary Release, respectively; and collectively Anniversary Releases). Each holder of a share of series B and C preferred stock received a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company also paid cash of $7 million and $5 million related to the Ninth and Eighth Anniversary Release, respectively, in lieu of issuing fractional shares of series A preferred stock. Each share of series A preferred stock will be automatically converted into 100 shares of class A common stock in connection with a sale to a person eligible to hold class A common stock in accordance with Visa’s certificate of incorporation.
The following tables present the activities in the preferred stock and right to recover for covered losses within stockholders’ equity:

	For the Year Ended September 30, 2025
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$104	$387	$(104)
VE territory covered losses(1)	—	—	(28)
Recovery through conversion rate adjustments	(5)	(3)	8
Ninth Anniversary Release	(32)	(219)	—
Balance as of end of period	$67	$165	$(124)

	For the Year Ended September 30, 2024
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$441	$801	$(140)
VE territory covered losses(1)	—	—	(139)
Recovery through conversion rate adjustments(2)	(161)	(20)	175
Eighth Anniversary Release	(176)	(394)	—
Balance as of end of period	$104	$387	$(104)
(1)VE territory covered losses reflect litigation provision for settlements with merchants and additional legal costs. See Note 20—Legal Matters.
(2)Adjustments to right to recover for covered losses for the conversion rate adjustments differ from the actual recovered amounts due to differences in foreign exchange rates between the time the losses were incurred and the subsequent recovery through the conversion rate adjustments.
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	September 30,
	2025		2024
	As-converted Value(1),(2)	Book Value	As-converted Value(1),(3)	Book Value
	(in millions)
Series B preferred stock	$566	$67	$684	$104
Series C preferred stock	823	165	1,550	387
Total	1,389	232	2,234	491
Less: right to recover for covered losses	(124)	(124)	(104)	(104)
Total recovery for covered losses available	$1,265	$108	$2,130	$387
(1)Figures in the table may not recalculate exactly due to rounding. As-converted value is based on unrounded numbers.
(2)As of September 30, 2025, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.6690 and 0.7640, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $341.38, Visa’s class A common stock closing stock price.
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

Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements as of September 30 Using Inputs Considered as
	Level 1		Level 2
	2025	2024	2025	2024
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$13,760	$10,403	$—	$—
U.S. Treasury securities	—	7	—	—
Investment securities:
Marketable equity securities	411	301	—	—
U.S. government-sponsored debt securities	—	—	305	496
U.S. Treasury securities	2,116	4,948	—	—
Other current and non-current assets:
Money market funds	28	25	—	—
Derivative instruments	—	—	62	103
Total	$16,315	$15,684	$367	$599
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$268	$238	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	319	226
Total	$268	$238	$319	$226
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$304	$1	$—	$305
U.S. Treasury securities	2,101	15	—	2,116
Total	$2,405	$16	$—	$2,421

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$492	$4	$—	$496
U.S. Treasury securities	4,920	40	(5)	4,955
Total	$5,412	$44	$(5)	$5,451
The stated maturities of debt securities were as follows:

September 30, 2025
(in millions)
Due within one year	$1,564
Due after one year through five years	857
Total	$2,421
Equity Securities
For fiscal 2025, 2024 and 2023, the Company recognized net unrealized gains of $17 million and $12 million and net unrealized losses of $102 million, respectively, on marketable and non-marketable equity securities held as of period end.
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
The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	September 30,
	2025	2024
	(in millions)
Initial cost basis	$711	$711
Adjustments:
Upward adjustments	564	910
Downward adjustments, including impairment	(219)	(465)
Carrying amount	$1,056	$1,156
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
Upward adjustments	$14	$10	$94
Downward adjustments, including impairment	$(51)	$(35)	$(99)

Investment Income (Expense)
Investment income (expense) consisted of the following:

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
Interest and dividend income on cash and investments	$791	$992	$745
Gains (losses) on investments, net	(51)	(44)	(82)
Investment income (expense)	$740	$948	$663
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, instruments. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of September 30, 2025, the carrying value and estimated fair value of debt was $25.2 billion and $23.3 billion, respectively. As of September 30, 2024, the carrying value and estimated fair value of debt was $20.8 billion and $19.2 billion, respectively.
Other financial instruments not measured at fair value. As of September 30, 2025, the carrying values of settlement receivable and payable, accounts receivable and payable, and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30,
	2025	2024
	(in millions)
Land	$72	$72
Buildings and building improvements	1,004	1,042
Furniture, equipment and leasehold improvements	2,240	2,301
Technology	6,599	5,660
Assets not yet placed in service	191	222
Total property, equipment and technology	10,106	9,297
Accumulated depreciation and amortization	(5,870)	(5,473)
Property, equipment and technology, net	$4,236	$3,824
As of September 30, 2025 and 2024, accumulated amortization for technology was $4.0 billion and $3.5 billion, respectively.
For fiscal 2025, 2024 and 2023, depreciation and amortization expense related to property, equipment and technology was $1.1 billion, $955 million and $867 million, respectively.
As of September 30, 2025, estimated future amortization expense on technology was as follows:

	For the Years Ending September 30,
	2026	2027	2028	2029	2030	Thereafter	Total
	(in millions)
Estimated future amortization expense	$802	$640	$509	$355	$174	$144	$2,624

Note 8—Intangible Assets and Goodwill
Finite-lived and indefinite-lived intangible assets consisted of the following:

	September 30,
	2025			2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$476	$(245)	$231	$535	$(298)	$237
Trade names	—	—	—	190	(179)	11
Total finite-lived intangible assets	476	(245)	231	725	(477)	248
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	23,331	—	23,331	22,557	—	22,557
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	27,415	—	27,415	26,641	—	26,641
Total intangible assets	$27,891	$(245)	$27,646	$27,366	$(477)	$26,889
For fiscal 2025, 2024 and 2023, amortization expense related to finite-lived intangible assets was $78 million, $79 million and $76 million, respectively.
As of September 30, 2025, estimated future amortization expense on finite-lived intangible assets was as follows:

	For the Years Ending September 30,
	2026	2027	2028	2029	2030	Thereafter	Total
	(in millions)
Estimated future amortization expense	$63	$62	$43	$29	$10	$24	$231
The changes in goodwill were as follows:

	For the Years Ended September 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$18,941	$17,997
Goodwill from acquisitions	794	790
Foreign currency translation	144	154
Balance as of end of period	$19,879	$18,941
Note 9—Leases
The Company has entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2026 and 2041. For certain leases, the Company has options to extend the lease term for up to 10 years. Payments under the Company’s lease arrangements are generally fixed.
As of September 30, 2025 and 2024, ROU assets included in other assets on the consolidated balance sheets was $954 million and $873 million, respectively. As of September 30, 2025 and 2024, the current portion of lease liabilities included in accrued liabilities on the consolidated balance sheets was $150 million for both periods, and the long-term portion of lease liabilities included in other liabilities was $763 million and $685 million, respectively.

During fiscal 2025, 2024 and 2023, total operating lease cost was $195 million, $179 million and $129 million, respectively. As of September 30, 2025 and 2024, the weighted-average remaining lease term for operating leases was approximately nine and eight years, respectively, and the weighted-average discount rate for operating leases was 4.11% and 3.51%, respectively.
As of September 30, 2025, the present value of future minimum lease payments was as follows:

Operating Leases
(in millions)
Fiscal:
2026	$163
2027	152
2028	133
2029	108
2030	86
Thereafter	494
Total undiscounted lease payments	1,136
Less: imputed interest	(223)
Present value of lease liabilities	$913
During fiscal 2025, 2024 and 2023, ROU assets obtained in exchange for lease liabilities was $231 million, $410 million and $82 million, respectively.

Note 10—Debt
The Company had outstanding debt as follows:

	September 30,		Effective Interest Rate(1)
	2025	2024
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$4,000	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,587	1,513	1.71%
2.25% Senior Notes due May 2028	1,470	—	2.57%
2.00% Senior Notes due June 2029	1,176	1,120	2.13%
3.125% Senior Notes due May 2033	1,176	—	3.20%
2.375% Senior Notes due June 2034	764	728	2.53%
3.50% Senior Notes due May 2037	764	—	3.62%
3.875% Senior Notes due May 2044	705	—	4.02%
Total debt	25,392	21,111
Unamortized discounts and debt issuance costs	(171)	(142)
Hedge accounting fair value adjustments(2)	(50)	(133)
Total carrying value of debt	$25,171	$20,836

Reported as:
Current maturities of debt	$5,569	$—
Long-term debt	19,602	20,836
Total carrying value of debt	$25,171	$20,836
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
The Company’s outstanding senior notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The senior notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of September 30, 2025, the Company was in compliance with all related covenants. Each series of senior notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices. In addition, each series of the Euro-denominated senior notes may be redeemed as a whole at specified redemption prices upon the occurrence of certain U.S. tax events.
As of September 30, 2025, future principal payments on the Company’s outstanding debt were as follows:

	For the Years Ending September 30,
	2026	2027	2028	2029	2030	Thereafter	Total
	(in millions)
Future principal payments	$5,587	$2,750	$1,470	$1,176	$1,500	$12,909	$25,392
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. As of September 30, 2025 and 2024, the Company had no outstanding obligations under the program.
Credit Facility
In May 2023, the Company entered into an amended and restated credit agreement for a five-year, unsecured $7.0 billion revolving credit facility, which will expire in May 2028. This credit facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. Interest on borrowings will be charged at the applicable reference rate or an alternative base rate as defined in the credit agreement based on the currency and type of the borrowing, plus an applicable margin based on the applicable credit rating of the Company’s senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. As of September 30, 2025, the Company was in compliance with all related covenants. As of September 30, 2025 and 2024, the Company had no amounts outstanding under the credit facility.
Note 11—Pension and Other Postretirement Benefits
Defined Benefit and Other Postretirement Plans
The Company sponsors qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for eligible employees residing in the U.S. The Company also sponsors other pension benefit plans that provide benefits for eligible internationally-based employees at certain non-U.S. locations. The Company’s defined benefit pension plans are actuarially evaluated, incorporating various assumptions such as the discount rate and the expected rate of return on plan assets. Disclosures below include the U.S. pension plans and certain non-U.S. pension plans. The Company uses a September 30 measurement date for its pension plans.
The U.S. pension plans are closed to new entrants and frozen. However, plan participants continue to earn interest credits on existing balances at the time of the freeze. In June 2025, the U.S. qualified defined benefit pension plan was amended to terminate effective September 30, 2025. The termination of the plan, which is subject to applicable regulatory approvals, would not result in a reduction of benefits for plan participants. Upon the settlement of pension obligation under the plan, which is currently expected in 2027, the Company will be fully relieved of all obligations under the plan, and a settlement gain or loss will be recognized on the consolidated statements of operations.
The Visa Europe plans are closed to new entrants. However, future benefits continue to accrue for active participants.
The funded status of the Company’s defined benefit pension plans is substantially recorded in other assets on the consolidated balance sheets and is measured as the difference between the fair value of plan assets and the accumulated benefit obligation. As of September 30, 2025 and 2024, for the U.S. pension plans, the fair value of plan assets was $1.2 billion for both periods, accumulated benefit obligation was $643 million and $670 million, respectively, and the funded status was $570 million and $531 million, respectively. As of September 30, 2025 and

2024, for non-U.S. pension plans, the fair value of plan assets was $330 million and $370 million, respectively, accumulated benefit obligation was $276 million and $302 million, respectively, and the funded status was $54 million and $68 million, respectively.
As of September 30, 2025 and 2024, the amount included in accumulated other comprehensive income (loss) before tax for the U.S. pension plans was $56 million for both periods. As of September 30, 2025 and 2024, the amount included in accumulated other comprehensive income (loss) before tax for non-U.S. pension plans was ($65) million and ($48) million, respectively.
Defined Contribution Plan
The Company sponsors a defined contribution plan, or 401(k) plan, that covers its employees residing in the U.S. In fiscal 2025, 2024 and 2023, personnel expenses included $220 million, $212 million, and $192 million, respectively, attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the personnel expenses are incurred.
Note 12—Settlement Guarantee Management
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For fiscal 2025, the Company’s maximum daily settlement exposure was $153.4 billion and the average daily settlement exposure was $91.2 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, letters of credit, guarantees, pledged securities and beneficial rights to trust assets. As of September 30, 2025 and 2024, the Company had total collateral of $8.8 billion and $7.7 billion, respectively.
Note 13—Derivative and Hedging Instruments
The following table shows the aggregate notional amount of the Company’s derivative instruments:

	September 30,
	2025	2024
	(in millions)
Designated as hedging instruments	$9,399	$11,736
Not designated as hedging instruments	2,497	1,913
Total	$11,896	$13,649

The following table shows the Company’s derivative instruments at gross fair value:

		September 30,
	Balance Sheet Location	2025	2024
		(in millions)
Assets
Designated as Hedging Instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$45	$49
Cross-currency swaps	Other assets	—	36
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	17	18
Total		$62	$103
Liabilities
Designated as Hedging Instruments:
Foreign exchange forward contracts	Accrued liabilities	$196	$74
Cross-currency swaps	Accrued liabilities and other liabilities	58	2
Interest rate swaps(1)	Accrued liabilities and other liabilities	50	133
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Accrued liabilities	15	17
Total		$319	$226
(1)These interest rate swaps were designated as fair value hedges on a portion of the outstanding senior notes. As of September 30, 2025 and 2024, the carrying value of the hedged senior notes was $2.4 billion and $3.9 billion, respectively.
For fiscal 2025, 2024 and 2023, the Company recognized a net increase (decrease) in earnings related to excluded forward points from forward contracts designated as net investment hedges and interest differentials from swap agreements of ($45) million, ($94) million and $(25) million, respectively.
Cash flow hedges. For fiscal 2025, 2024 and 2023, the Company recognized pre-tax net gains (losses) in other comprehensive income (loss) related to cash flow hedges of ($172) million, ($38) million and ($126) million, respectively. As of September 30, 2025, the amount of pre-tax net gains (losses) included in accumulated other comprehensive income (loss) that is expected to be reclassified into the consolidated statements of operations within the next 12 months was ($157) million.
Net investment hedges. For fiscal 2025, 2024 and 2023, the Company recognized pre-tax net gains (losses) as foreign currency translation adjustment in other comprehensive income (loss) related to net investment hedges of ($459) million, ($321) million and ($445) million, respectively. As of September 30, 2025 and 2024, the amount included in accumulated other comprehensive income (loss) was ($176) million and $182 million, respectively.
Credit and market risks. The Company’s derivative instruments are subject to both credit and market risk. The Company monitors the credit worthiness of the counterparties to its derivative instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2025, the Company received collateral of $45 million from counterparties, which is included in accrued liabilities on the consolidated balance sheets, and posted collateral of $192 million, which is included in prepaid expenses and other current assets on the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. As of September 30, 2025, credit and market risks related to derivative instruments were not considered significant.

Note 14—Segment Information
The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. All significant operating decisions are based on analysis of Visa as a single global business. The Company has one reportable segment, Payment Services.
The Company’s chief operating decision maker (CODM) is the Chief Executive Officer, who uses consolidated net income in assessing performance and allocating resources. This profitability measure is used in the annual budgeting process, and to monitor current-period performance against budget and prior-period results in order to make key operating decisions. The CODM does not evaluate segment performance using asset information.
Significant expenses that are regularly provided to the CODM for the Company’s one reportable segment are presented on the consolidated statements of operations and are included within the reported measure of consolidated net income.
The Company’s long-lived net property and equipment and ROU assets are classified by major geographic areas as follows:

	September 30,
	2025	2024
	(in millions)
U.S.	$1,826	$1,738
International	598	591
Total	$2,424	$2,329
Net revenue by geographic market is primarily based on the location of the issuing or acquiring financial institution. Net revenue earned in the U.S. was approximately 39%, 41% and 43% of total net revenue in fiscal 2025, 2024 and 2023, respectively. No individual country, other than the U.S., generated 10% or more of total net revenue in these years.
In fiscal 2025, 2024 and 2023, the Company had one client that accounted for 11% of its total net revenue for each period.

Note 15—Stockholders’ Equity
As-converted class A common stock. The number of shares outstanding, and the number of shares of class A common stock on an as-converted basis were as follows:

	September 30,
	2025					2024
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		8	—	(2)	100.0000		9
Series B preferred stock	2		0.6690		2	2		1.0030		2
Series C preferred stock	3		0.7640		2	3		1.7860		6
Class A common stock	1,691		—		1,691	1,733		—		1,733
Class B-1 common stock	5		1.5549	(3)	8	5		1.5653	(3)	8
Class B-2 common stock	120		1.5223	(3)	183	120		1.5430	(3)	186
Class C common stock	9		4.0000		36	10		4.0000		39
Total					1,930					1,983
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
Series A preferred stock issuance. In August 2025 and July 2024, the Company issued 40,080 and 99,264 shares of series A preferred stock, respectively, in connection with the Anniversary Releases. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
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
The following table presents the reduction in the number of as-converted class B-1 and B-2 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	For the Years Ended September 30,
	2025	2024	2023
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	3	5	5
Effective price per share(1)	$343.41	$274.62	$221.33
Deposits into the U.S. litigation escrow account	$875	$1,500	$1,000
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
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments and completed its Anniversary Releases:

	For the Years Ended September 30,
	2025		2024		2023
	Series B	Series C	Series B	Series C	Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	1	3	5	6	—	(1)	—	(1)
Effective price per share(2)	$352.58	$353.32	$272.89	$273.24	$219.12		$215.28
Recovery through conversion rate adjustments	$5	$3	$161	$20	$19		$11
Anniversary Releases	$287	$1,137	$1,149	$1,569	$—		$—
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
Common stock repurchases. The following table presents share repurchases in the open market:

	For the Years Ended September 30,
	2025	2024	2023
	(in millions, except per share data)
Shares repurchased in the open market(1)	54	64	55
Average repurchase cost per share(2)	$335.44	$266.24	$222.27
Total cost(2)	$18,185	$16,958	$12,182
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. As of September 30, 2025 and 2024, shares repurchased in the open market include unsettled repurchases of $30 million and $90 million, respectively.
In October 2023, the Company’s board of directors authorized a $25.0 billion share repurchase program and in April 2025, authorized an additional $30.0 billion share repurchase program, both providing multi-year flexibility. These authorizations have no expiration date. As of September 30, 2025, the Company’s share repurchase program had remaining authorized funds of $24.9 billion. All share repurchase programs authorized prior to April 2025 have been completed.
Dividends. In fiscal 2025, 2024 and 2023, the Company declared and paid dividends of $4.6 billion, $4.2 billion and $3.8 billion, respectively. On October 28, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on December 1, 2025 to all holders of record as of November 12, 2025.
Capital stock authorized. As of September 30, 2025 and 2024, the Company was authorized to issue 25 million shares of preferred stock, of which the following series have been created and authorized: 4 million shares of series A preferred stock, 2 million shares of series B preferred stock and 3 million shares of series C preferred stock. As of September 30, 2025 and 2024, the Company was authorized to issue 2.0 trillion shares of class A common stock, 499 million shares of class B-1 common stock, 123 million shares of class B-2 common stock, 61 million shares of class B-3 common stock, 31 million shares of class B-4 common stock, 15 million shares of class B-5 common stock and 1.1 billion shares of class C common stock.

Class B common stock. The Company’s certificate of incorporation authorizes Visa to implement an exchange offer program that would have the effect of releasing transfer restrictions on portions of the Company’s class B common stock by allowing holders to exchange a portion of their outstanding shares of class B common stock for shares of freely tradeable class C common stock. It also authorizes new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock is tendered in exchange and retired.
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
The series A preferred stock, generally designed to be economically equivalent to the Company’s class A common stock, is freely transferable and each share of series A preferred stock will automatically convert into 100 shares of class A common stock upon a transfer to any holder that is eligible to hold class A common stock in accordance with Visa’s certificate of incorporation. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
Voting rights. The holders of the series B and C preferred stock have no right to vote on any matters, except for certain defined matters, including, in specified circumstances, any consolidation, merger, combination or similar transaction of the Company in which the preferred shareholders would either (i) receive shares of common stock or other equity securities of the Company with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock or (ii) receive securities, cash or other property that is different from what the Company’s class A common shareholders would receive. With respect to these limited matters on which the holders of preferred stock may vote, approval by the preferred shareholders requires the affirmative vote of the outstanding voting power of each such series of preferred stock, each such series voting as a single class. In either case, the series B and C preferred shareholders are entitled to cast a number of votes equal to the number of shares held by each such holder. Holders of the series A preferred stock, upon issuance at conversion, will have similar voting rights to the rights of the holders of the series B and C preferred stock.
Class A common shareholders have the right to vote on all matters on which shareholders generally are entitled to vote. Class B and C common shareholders have no right to vote on any matters, except for certain specified circumstances, including (i) a decision to exit the core payments business, in which case the class B and C common shareholders will vote together with the class A common shareholders in a single class, (ii) in specified circumstances, any consolidation, merger, combination or similar transaction of the Company, in which case the class B and C common shareholders will vote together as a single class, and (iii) the approval of certain amendments to the Company’s certificate of incorporation, in which case class A, B and C common shareholders will vote as a separate class, including if such amendments affect the terms of class B or C common stock. In these cases, the class B and C common shareholders are entitled to cast a number of votes equal to the number of shares of class B or C common stock held multiplied by the applicable conversion rate in effect on the record date. Holders of the Company’s common stock have no right to vote on any amendment to the current certificate of incorporation that relates solely to any series of preferred stock.
Note 16—Earnings Per Share
The following tables present earnings per share:

	For the Year Ended September 30, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$17,511	1,714	$10.22	$20,058	(3)	1,966	(3)	$10.20
Class B-1 common stock	77	5	$15.97	$77		5		$15.95
Class B-2 common stock(4)	1,891	120	$15.72	$1,889		120		$15.70
Class C common stock	374	9	$40.87	$373		9		$40.82
Participating securities	205	Not presented	Not presented	$204		Not presented		Not presented
Net income	$20,058

	For the Year Ended September 30, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$15,790	1,621	$9.74	$19,743	(3)	2,029	(3)	$9.73
Class B-1 common stock	2,292	148	$15.46	$2,289		148		$15.45
Class B-2 common stock(4)	752	49	$15.45	$751		49		$15.43
Class C common stock	623	16	$38.97	$623		16		$38.92
Participating securities	286	Not presented	Not presented	$286		Not presented		Not presented
Net income	$19,743

	For the Year Ended September 30, 2023
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$13,415	1,618	$8.29	$17,273	(3)	2,085	(3)	$8.28
Class B-1 common stock	3,254	245	$13.26	$3,251		245		$13.24
Class C common stock	320	10	$33.17	$319		10		$33.13
Participating securities	284	Not presented	Not presented	$284		Not presented		Not presented
Net income	$17,273
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of any class B-1, B-2 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. In fiscal 2025, 2024 and 2023, the common stock equivalents were not material for each period.
(4)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 15—Stockholders’ Equity for further details.
The following table presents the weighted-average number of as-converted class A common stock outstanding:

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
Class B-1 common stock	8	235	392
Class B-2 common stock(1)	185	77	—
Class C common stock	37	64	39
Participating securities	20	29	34
(1)No shares of class B-2 common stock were outstanding prior to the class B-1 common stock exchange offer in May 2024. See Note 15—Stockholders’ Equity for further details.
Note 17—Share-based Compensation
Equity Incentive Compensation Plan
The Company’s amended and restated 2007 Equity Incentive Compensation Plan (EIP) authorizes the compensation committee of the board of directors to grant various types of equity awards, including non-qualified stock options (options), RSUs and performance shares to its employees and non-employee directors, for up to 198 million shares of class A common stock. Shares available for grant may be either authorized and unissued or previously issued shares subsequently acquired by the Company. Under the EIP, shares withheld for taxes, or shares used to pay the exercise or purchase price of an award, shall not again be available for future grant. The EIP will continue to be in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors.
For fiscal 2025, 2024 and 2023, the Company recorded share-based compensation cost related to the EIP of $861 million, $817 million and $734 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits for fiscal 2025, 2024 and 2023 were $131 million, $128 million and $112 million, respectively.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.

The fair value of each option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2025	2024	2023
Expected term (in years)(1)	4.25	4.23	4.17
Risk-free rate of return(2)	4.2%	4.4%	4.0%
Expected volatility(3)	22.0%	24.1%	28.6%
Expected dividend yield(4)	0.8%	0.8%	0.8%
Fair value per option granted	$73.55	$62.55	$57.31
(1)Based on Visa’s historical exercise experience.
(2)Based on the zero-coupon U.S. Treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(3)Based on the Company’s implied and historical volatilities.
(4)Based on the Company’s annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2024	5,364,732	$183.02
Granted	643,847	$311.85
Forfeited	(67,105)	$262.89
Exercised	(1,317,262)	$155.33
Outstanding as of September 30, 2025	4,624,212	$207.69	5.92	$618
Options exercisable as of September 30, 2025	3,320,491	$182.37	4.94	$528
Options exercisable and expected to vest as of September 30, 2025(2)	4,590,205	$207.06	5.90	$617
(1)Calculated using the closing stock price on the last trading day of fiscal 2025 of $341.38, less the option exercise price, multiplied by the number of instruments.
(2)Applied a forfeiture rate to unvested options outstanding as of September 30, 2025 to estimate the options expected to vest in the future.
During fiscal 2025, 2024 and 2023, the total intrinsic value of options exercised was $237 million, $185 million and $134 million, respectively, and the tax benefit realized was $23 million, $28 million and $28 million, respectively. As of September 30, 2025, there was $29 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.44 year.
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
The fair value and compensation cost before estimated forfeitures is calculated using the closing price of class A common stock on the date of grant. During fiscal 2025, 2024 and 2023, the weighted-average grant date fair value of RSUs granted was $315.21, $253.29 and $212.94, respectively. During fiscal 2025, 2024 and 2023, the total grant date fair value of RSUs vested was $687 million, $616 million and $486 million, respectively.

The following table summarizes the Company’s RSU activity:

	Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2024	6,359,661	$230.99
Granted	2,788,413	$315.21
Vested	(3,090,541)	$222.30
Forfeited	(512,953)	$258.97
Outstanding as of September 30, 2025	5,544,580	$275.60	0.93	$1,893
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2025 of $341.38 by the number of instruments.
As of September 30, 2025, there was $824 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.93 year.
Performance Shares
For the Company’s performance shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on the Company’s earnings per share target. The market condition is based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index.
The fair value of each performance share incorporating the market condition was estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2025	2024	2023
Expected term (in years)	1.70	1.93	2.15
Risk-free rate of return(1)	4.2%	4.8%	4.4%
Expected volatility(2)	19.0%	21.7%	28.9%
Expected dividend yield(3)	0.8%	0.8%	0.8%
Fair value per performance share granted	$345.65	$281.85	$221.32
(1)Based on the zero-coupon U.S. treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(2)Based on the Company’s implied and historical volatilities.
(3)Based on the Company’s annual dividend rate on the date of grant.
Performance shares vest over three years and are subject to earlier vesting in full under certain conditions. During fiscal 2025, 2024 and 2023, the total grant date fair value of performance shares vested and earned was $101 million, $81 million and $44 million, respectively. Compensation cost for performance shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period.

The following table summarizes the maximum number of performance shares which could be earned and related activity:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2024	1,084,232	$251.41
Granted(2)	476,480	$345.65
Vested and earned	(429,430)	$234.54
Unearned	(37,340)	$312.72
Forfeited	(36,986)	$296.57
Outstanding as of September 30, 2025	1,056,956	$297.00	0.64	$361
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2025 of $341.38 by the number of instruments.
(2)Represents the maximum number of performance shares which could be earned.
As of September 30, 2025, there was $67 million of total unrecognized compensation cost related to unvested performance shares, which is expected to be recognized over a weighted-average period of approximately 0.64 year.
Note 18—Commitments
As of September 30, 2025, future minimum payments on sponsorships and software arrangements were as follows:

	For the Years Ending September 30,
	2026	2027	2028	2029	2030	Thereafter	Total
	(in millions)
Future minimum payments	$456	$191	$160	$81	$78	$181	$1,147
Note 19—Income Taxes
The Company’s income before income taxes by fiscal year consisted of the following:

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
U.S.	$14,776	$14,537	$13,339
Non-U.S.	9,418	9,379	7,698
Total income before income taxes	$24,194	$23,916	$21,037
For fiscal 2025, 2024 and 2023, U.S. income before income taxes included $6.0 billion, $5.1 billion, and $4.2 billion, respectively, of the Company’s U.S. entities’ income from operations outside of the U.S.

Income tax provision by fiscal year consisted of the following:

	For the Years Ended September 30,
	2025	2024	2023
	(in millions)
Current:
U.S. federal	$1,879	$2,694	$2,630
State and local	251	298	293
Non-U.S.	1,854	1,281	1,324
Total current taxes	3,984	4,273	4,247
Deferred:
U.S. federal	102	(132)	(339)
State and local	9	(18)	(1)
Non-U.S.	41	50	(143)
Total deferred taxes	152	(100)	(483)
Total income tax provision	$4,136	$4,173	$3,764
The following table presents the components of deferred tax assets and liabilities:

	September 30,
	2025	2024
	(in millions)
Deferred tax assets:
Accrued compensation and benefits	$250	$221
Accrued litigation	690	374
Client incentives	288	855
Net operating loss carryforwards	258	206
Comprehensive loss	206	79
Federal benefit of state taxes	74	16
Other	26	102
Valuation allowance	(264)	(212)
Total deferred tax assets	1,528	1,641
Deferred tax liabilities:
Property, equipment and technology, net	(296)	(295)
Intangible assets	(6,532)	(6,404)
Unrealized gains on equity securities	(71)	(81)
Foreign taxes	(50)	(22)
Total deferred tax liabilities	(6,949)	(6,802)
Net deferred tax liabilities	$(5,421)	$(5,161)
As of September 30, 2025 and 2024, net deferred tax assets of $128 million and $140 million, respectively, were reflected in other assets on the consolidated balance sheets.
Deferred tax assets were reduced by a valuation allowance. The fiscal 2025 and 2024 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2025, the Company had $1.1 billion of foreign net operating loss carryforwards, which may be carried forward indefinitely.

The following table presents a reconciliation of the income tax provision to the amount of income tax determined by applying the U.S. federal statutory income tax rate to income before income taxes:

	For the Years Ended September 30,
	2025		2024		2023
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$5,081	21%	$5,022	21%	$4,418	21%
State income taxes, net of federal benefit	244	1%	258	1%	245	1%
Non-U.S. tax effect, net of federal benefit	(775)	(3%)	(828)	(4%)	(758)	(3%)
Reassessment of an uncertain tax position	—	—%	—	—%	(142)	(1%)
Conclusion of audits	—	—%	(223)	(1%)	—	—%
Tax position taken on certain expenses	(263)	(1%)	—	—%	—	—%
Other, net	(151)	(1%)	(56)	—%	1	—%
Income tax provision	$4,136	17%	$4,173	17%	$3,764	18%
In fiscal 2025 and fiscal 2024, the effective income tax rates were 17% including the following:
•during fiscal 2025, a $263 million tax benefit as a result of a tax position taken on certain expenses; and
•during fiscal 2024, a $223 million tax benefit as a result of the conclusion of audits.
In fiscal 2024 and fiscal 2023, the effective income tax rates were 17% and 18%, respectively, primarily due to a tax position taken across jurisdictions, as well as the following:
•during fiscal 2024, a $223 million tax benefit as a result of the conclusion of audits; and
•during fiscal 2023, a $142 million tax benefit due to the reassessment of an uncertain tax position as a result of new information obtained during an ongoing tax examination.
As of September 30, 2025 and 2024, current income taxes receivable of $232 million and $832 million, respectively, were included in prepaid expenses and other current assets; non-current income taxes receivable of $427 million and $442 million, respectively, were included in other assets; income taxes payable of $512 million and $577 million, respectively, were included in accrued liabilities; and accrued income taxes of $309 million and $1.4 billion, respectively, were included in other liabilities on the consolidated balance sheets.
Effective through September 30, 2028, the Company’s operating hub in the Asia Pacific region is subject to a tax incentive in Singapore which is conditional upon meeting certain requirements. In fiscal 2025, 2024 and 2023, the tax incentive decreased Singapore tax by $453 million, $419 million and $468 million, and the gross benefit of the tax incentive on diluted earnings per share was $0.23, $0.21 and $0.22, respectively.
The Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
As of September 30, 2025, 2024 and 2023, the Company’s total gross unrecognized tax benefits were $1.7 billion, $3.8 billion and $3.5 billion, respectively, exclusive of interest and penalties described below. Included in the $1.7 billion, $3.8 billion and $3.5 billion were $1.5 billion, $1.4 billion and $1.6 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.

The following table presents a reconciliation of beginning and ending unrecognized tax benefits by fiscal year:

	2025	2024	2023
	(in millions)
Balance as of beginning of period	$3,750	$3,497	$2,683
Increase related to prior years	281	148	515
Decrease related to prior years	(2,455)	(322)	(190)
Increase related to current year	150	556	510
Decrease related to settlements with taxing authorities	(49)	(127)	(17)
Decrease related to lapsing statute of limitations	(5)	(2)	(4)
Balance as of end of period	$1,672	$3,750	$3,497
In fiscal 2025, the decrease in unrecognized tax benefits primarily reflects a change in gross timing differences as a result of the conclusion of an audit. The increase in unrecognized tax benefits reflects various tax positions across several jurisdictions.
In fiscal 2025, 2024 and 2023, the Company reversed $140 million and recognized $29 million and $34 million of net interest expense, respectively, related to uncertain tax positions. As of September 30, 2025 and 2024, the Company had accrued interest of $160 million and $300 million, respectively, and no significant accrued penalties related to uncertain tax positions.
In fiscal 2025, the Internal Revenue Service completed fieldwork related to the examination of the Company’s U.S. federal income tax returns for fiscal 2016 through 2018. For fiscal 2008 through 2018, an unresolved issue remains related to certain income tax deductions. For fiscal 2008 through 2015, the Company filed a complaint with the U.S. Court of Federal Claims challenging the Internal Revenue Service’s position. Except for this issue, the federal statute of limitations has expired for fiscal years prior to 2016.
In fiscal 2025, the Company’s California income tax examination for fiscal 2012 through 2015 concluded and the Company filed an administrative appeal related to refund claims for those years. The Company’s California income tax returns for fiscal 2016 through 2021 are currently under examination. Except for the refund claims, the California statute of limitations has expired for fiscal years prior to 2016.
India tax authorities completed assessments of the Company’s income tax returns for taxable years falling within the period from fiscal 2019 to 2023. The Company objected to these assessments and filed appeals to the appellate authorities.
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

The following table summarizes the activity related to accrued litigation:

	For the Years Ended September 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$1,727	$1,751
Provision for uncovered legal matters	352	322
Provision for covered legal matters	2,232	248
Payments for legal matters	(1,278)	(594)
Balance as of end of period	$3,033	$1,727
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	For the Years Ended September 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$1,537	$1,621
Provision for interchange multidistrict litigation	2,210	140
Payments for U.S. covered litigation	(1,049)	(224)
Balance as of end of period	$2,698	$1,537
During fiscal 2025, the Company recorded additional accruals of $2.2 billion and deposited $875 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

The following table summarizes the accrual activity related to VE territory covered litigation:

	For the Years Ended September 30,
	2025	2024
	(in millions)
Balance as of beginning of period	$72	$110
Provision for VE territory covered litigation	22	108
Payments for VE territory covered litigation	(85)	(146)
Balance as of end of period	$9	$72
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
On remand, the district court appointed interim counsel for two putative classes of plaintiffs, a “Damages Class” and an “Injunctive Relief Class.” The plaintiffs purporting to act on behalf of the putative Damages Class subsequently filed a Third Consolidated Amended Class Action Complaint, seeking money damages and attorneys’ fees, among other relief. A new group of purported class plaintiffs, acting on behalf of the putative Injunctive Relief Class, filed a class action complaint against Visa, Mastercard and certain bank defendants seeking, among other things, an injunction against the setting of default interchange rates; against certain Visa operating rules relating to merchants, including the honor-all-cards rule; and against various transaction fees, including the fixed acquirer network fee, as well as attorneys’ fees.
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
Certain merchants in the proposed settlement class objected to the settlement and/or submitted requests to opt out of the settlement class. On December 13, 2019, the district court granted final approval of the Amended Settlement Agreement, which was subsequently appealed. Based on the percentage of class members (by payment volume) that opted out of the class, $700 million was returned to defendants. Visa’s portion of the takedown payment, approximately $467 million, was deposited into the U.S. litigation escrow account. On March 15, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the final approval of the Amended Settlement Agreement by the district court. On August 3, 2023, the district court appointed a special master to resolve matters arising out of or relating to the Amended Settlement Agreement’s plan of administration.
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
From January through April 2024, the district court issued rulings on various summary judgment motions. The district court granted in part and denied in part defendants’ motion for summary judgment under Ohio v. American Express, denied defendants' motions for summary judgment based on the post-IPO conspiracy claims, and granted defendants’ motion for summary judgment on Injunctive Relief Class plaintiffs’ monopolization claims. The district court denied the Injunctive Relief Class plaintiffs’ motion for partial summary judgment.
On March 25, 2024, Visa and Mastercard entered into a settlement agreement to resolve the Injunctive Relief Class claims. On March 26, 2024, the Injunctive Relief Class plaintiffs filed a motion for preliminary approval of the settlement, which was denied on June 25, 2024.
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
In July 2024, the Judicial Panel on Multidistrict Litigation remanded the action led by Target Corporation and action led by 7-Eleven, Inc. to the U.S. District Court for the Southern District of New York and remanded the action led by Grubhub Holdings Inc. to the U.S. District Court for the Northern District of Illinois. Trials have been scheduled to begin in April 2026 for a subset of plaintiffs in the actions pending in the Southern District of New York, and in September 2026 for the plaintiffs in the action pending in the Northern District of Illinois.
In May 2024, the district court found that merchants serviced by Intuit and Square are members of the MDL Damages Class and therefore granted defendants’ motion to enforce the Amended Settlement Agreement, and denied a motion by Intuit for partial summary judgment, regarding claims in the actions brought by Intuit and Block in their capacity as payment facilitators. In November 2024, defendants served a motion for injunction compelling dismissal of claims by Intuit and Block.
On March 24, 2025, the magistrate judge recommended that the motion for injunction be denied, and the district court adopted the recommendation on August 22, 2025.
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
On December 30, 2024, the district court adopted a magistrate judge’s recommendation to deny defendants’ motion to compel arbitration and grant defendants’ motion to dismiss plaintiffs’ California law claims, and plaintiffs moved for reconsideration. On May 12, 2025, the U.S. District Court for the Eastern District of New York denied plaintiffs’ motion for reconsideration and their request for leave to amend the complaint, which decision plaintiffs both appealed and moved to further reconsider. On October 20, 2025, the reconsideration motion was denied.
VE Territory Covered Litigation
Since July 2013, proceedings have been commenced by more than 1,150 Merchants (the capitalized term “Merchant”, when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries, primarily relating to interchange rates in Europe and, in some cases, relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, other European domestic, intra-European

Economic Area and/or other inter-regional. As of the filing date, Visa has settled the claims asserted by over 950 Merchants, and there are over 100 Merchants with outstanding claims. In addition, merchants continue to threaten similar proceedings, and in some cases, the Company has entered into standstill agreements. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company anticipates additional claims in the future.
On June 17, 2020, the Supreme Court of the United Kingdom found that Visa’s UK domestic interchange before the introduction of the Interchange Fee Regulation (IFR) restricted competition, a case which was subsequently settled. On November 26, 2021, the UK Competition Appeal Tribunal (CAT) found that the question of whether domestic interchange fees are a restriction of competition after the introduction of the IFR, along with inter-regional and commercial interchange fees across all time periods, would need to be resolved at trial. The UK Court of Appeal affirmed the CAT’s ruling, and in February and March 2024, the CAT held a trial to consider whether certain interchange rates are a restriction of competition. In April 2025, the CAT completed a trial regarding the extent to which interchange fees were passed on by acquirers and merchants. On June 25, 2025, the CAT issued a decision finding that certain interchange rates restrict competition under UK competition law, and Visa has sought permission from the UK Court of Appeal to appeal that decision.
On December 19, 2024 the UK Court of Appeal issued a decision restricting Merchant damages to six years preceding the claim filing.
On June 1, 2022, two class action claims were filed against Visa with the CAT on behalf of UK businesses that accepted Visa-branded payment cards at any time since June 1, 2016, alleging that UK domestic, intra-European Economic Area and inter-regional interchange fees on commercial credit cards, and inter-regional interchange fees on consumer cards, are anti-competitive. The CAT subsequently granted class certification of the claim regarding interchange fees on commercial credit cards only.
On July 8, 2025, Visa was served with a class action claim in the Netherlands on behalf of Dutch merchants against several Visa entities. The claim alleges that inter-regional interchange fees on transactions at Dutch merchants are a restriction of competition and seeks damages from 1992 to present.
On November 14, 2021, a motion to certify a class action was filed against Visa and Mastercard in the Israel Central District Court. The motion asserts that interchange fees on cross-border transactions in Israel and the Honor All Cards rule are anti-competitive and seeks damages and injunctive relief. Visa filed its response on July 22, 2024. The claimant filed a counter-response and a preliminary hearing was held on February 26, 2025.
The Europe retrospective responsibility plan covers liabilities and losses relating to the covered period. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
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
On September 24, 2024, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Southern District of New York against Visa alleging violations of the Sherman Act. The complaint alleges Visa has monopolized and attempted to monopolize general purpose debit network services and card-not-present debit network services in the United States through agreements with merchants, acquirers, and others and that certain agreements unreasonably restrain competition or trade in those markets. The complaint seeks, among other relief, to enjoin Visa from engaging in the alleged anticompetitive practices. On June 23, 2025, the court denied a motion to dismiss filed by Visa.

U.S. Debit Class Actions
Beginning on October 1, 2024, several putative class actions were filed against the Company in the U.S. District Court for the Southern District of New York or were filed in other courts and subsequently transferred to that court. The complaints in those actions, brought on behalf of merchants or cardholders, alleged that Visa has monopolized and attempted to monopolize general purpose debit network services and card-not-present debit network services in the United States through agreements with merchants, acquirers, and others and that certain agreements unreasonably restrain competition or trade in those markets. All of the complaints alleged violations of the Sherman Act and sought damages, among other relief and some of the complaints asserted violations of one or more state laws and sought injunctive relief.
On December 16, 2024, an amended consolidated complaint was filed on behalf of all persons, businesses, and other entities in the United States and its territories that have incurred Visa fees for debit routing services from January 1, 2012. A subsequently filed putative class action was consolidated into this complaint. On December 27, 2024, an amended consolidated complaint was filed on behalf of any cardholder in the United States who purchased goods or services with a general purpose Visa-branded debit card from January 1, 2012, and indirectly paid Visa network fees.
On February 24, 2025, Visa filed motions to dismiss the consolidated complaints by merchants and cardholders, which were granted in part and denied in part on October 29, 2025. Separately, on March 28, 2025, Visa filed a motion in the U.S. District Court for the Eastern District of New York to compel dismissal of certain claims asserted by certain putative class representatives which the court denied on August 20, 2025. Visa has appealed that decision to the U.S. Court of Appeals for the Second Circuit.
U.S. Securities Class Action
On November 20, 2024, a shareholder filed a putative securities class action in the U.S. District Court for the Northern District of California asserting claims against Visa Inc., and certain current and former officers. Following appointment as lead representative plaintiff, on July 15, 2025, the plaintiff filed an amended complaint asserting claims on behalf of all persons or entities who purchased or otherwise acquired publicly traded Visa securities between March 2, 2023, and September 23, 2024. The amended complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by failing to disclose the alleged practices that are the subject of the lawsuit filed by the U.S. Department of Justice on September 24, 2024 (see U.S. Department of Justice matter). The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees, and costs. Visa filed motions to strike and dismiss the amended complaint on September 12, 2025.
Derivative Cases
Between January 31, 2025, and March 27, 2025, three shareholder derivative actions were filed in the U.S. District Court for the Northern District of California. These actions are purportedly brought by shareholders on behalf of Visa Inc. and against certain current and former directors and officers. Collectively, the actions assert claims for breach of fiduciary duty and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 for failing to disclose that Visa was in violation of U.S. federal antitrust laws, as alleged in the lawsuit filed by the U.S. Department of Justice on September 24, 2024 (see U.S. Department of Justice matter), as well as claims under Sections 20(a) and 21D of the Exchange Act, and for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, insider trading, and aiding and abetting. Plaintiffs seek monetary damages, corporate governance changes, and other equitable relief on behalf of Visa Inc., in addition to attorneys’ fees and costs. On July 23, 2025, the court entered an order approving the parties’ stipulation to stay the case pending resolution of the motion to dismiss filed in the U.S. Securities Class Action matter.
Debit Surcharge Class Action
On December 4, 2024, a putative class action was filed in the U.S. District Court for the Northern District of California against Visa Inc. on behalf of a nationwide class of all persons in the United States who paid a surcharge when completing a purchase with a Visa debit card in a transaction with a merchant located in the United States since 2010. The complaint claims that Visa has failed to enforce its rules prohibiting merchants from surcharging those transactions, and that plaintiff and putative class members have been harmed as a result. On May 28, 2025, the district court granted a motion to dismiss by Visa, and plaintiff subsequently filed an amended complaint asserting unjust enrichment and unfair competition claims, and seeking monetary damages, declarative and injunctive relief. On July 23, 2025, Visa filed a motion to dismiss the amended complaint.
U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa and Mastercard in the U.S. District Court for the District of Columbia. The complaint challenges Visa’s rule (and a similar Mastercard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act and seek treble damages, injunctive relief and attorneys’ fees. On August 4, 2021, the district court granted plaintiffs’ motion for class certification. On August 20, 2025, Cardtronics USA, Inc., filed an opt-out complaint against Visa and Mastercard in the U.S. District Court for the District of Columbia seeking damages, injunctive relief, and attorneys’ fees based on allegations similar to those alleged in the class complaint.
Consumer Class Actions. In October 2011, a purported consumer class action, Burke, et al. v. Visa Inc., et al. (Burke) was filed against Visa and Mastercard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined in Mackmin, et al. v. Visa Inc., et al., (Mackmin), were also filed in October 2011 in the same federal court naming Visa, Mastercard and three financial institutions as defendants. Plaintiffs sought treble damages, restitution, injunctive relief and attorneys’ fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes. On August 4, 2021, the district court granted class certification in each case.
On August 8, 2022, the district court in Mackmin granted plaintiffs’ motion for final approval of a class action settlement with the three financial institution defendants and entered final judgments of dismissal as to those institutions. On June 23, 2025, the district court in Mackmin granted plaintiffs’ motion for final approval of a class action settlement and entered final judgments of dismissal as to Visa and Mastercard.
Visa and Mastercard entered into a class settlement agreement with plaintiffs in Burke, subject to court approval.
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
EMVCo and the financial institution defendants were dismissed, and the matter was subsequently transferred to the U.S. District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification. On November 30, 2022, Visa and other defendants served motions to decertify and for summary judgment, which the court subsequently denied.
On June 24, 2025, plaintiffs filed a motion for preliminary approval of class settlements with Discover and American Express.
Visa and Mastercard entered a class settlement agreement with plaintiffs, and the court granted preliminary approval of that settlement on October 17, 2025.
MiCamp Solutions
On December 8, 2023, a complaint was filed in the U.S. District Court for the Northern District of California by MiCamp Solutions, LLC against Visa on behalf of a purported class of Independent Sales Organizations (ISOs) and their merchant customers and a purported subclass of ISOs. Thereafter, plaintiff filed an amended complaint alleging violations of federal and state antitrust laws, state data privacy laws and the constitution, based on, among other things, Visa’s interchange fees and its assessment of fees for non-compliance with its surcharge rules. The complaint sought to recover damages and to enjoin the enforcement of Visa’s default interchange and surcharge rules, among other things. Visa filed a motion to dismiss that amended complaint on March 19, 2024.
On March 24, 2025, the court dismissed with prejudice plaintiffs’ constitutional law claims, dismissed with leave to amend its federal and state antitrust claims and state data privacy law claims. On April 14, 2025, plaintiff filed a second amended individual complaint alleging violations of federal and state antitrust and unfair competition laws based on Visa’s assessment of fees for non-compliance with its surcharge rules which Visa moved to dismiss on May 28, 2025.
Mirage Wine + Spirit’s Inc.
On December 14, 2023, a putative class action was filed in the U.S. District Court for the Southern District of Illinois by Mirage Wine + Spirit’s Inc. against Apple Inc. (Apple), Visa Inc. and Mastercard Incorporated on behalf of certain merchants in the United States that accepted Apple Pay as a method of payment at the physical point-of-sale from December 14, 2019. Plaintiff alleged a conspiracy under which Apple agreed not to enter a purported market for point-of-sale payment card networks services and seeks damages, injunctive relief and attorneys’ fees based on alleged violations of Section 1 of the Sherman Act. Plaintiffs filed an Amended Class Action Complaint on August 5, 2024, and defendants filed a motion to dismiss which the court granted. On August 8, 2025, the parties filed a stipulation for dismissal with prejudice, and the court subsequently entered a final judgment of dismissal as to all defendants.
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
German ATM Litigation
Beginning in December 2021, Visa was served with claims in Germany brought by German banks against Visa Europe and Visa Inc. The banks claim that Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals are anti-competitive, and the majority seek damages. Visa has filed challenges to the jurisdiction of the German courts to hear these claims. Jurisdictional challenges have been granted in some claims and denied in other claims, and these decisions have been appealed. One of Visa’s jurisdictional challenges is pending in the German Federal Court of Justice.
Europe Interchange Litigation
On June 20, 2025, Visa was served with claims by a group of Swiss merchants filed in the Zurich Commercial Court against several Visa entities. The claims allege that interchange fees on transactions in Switzerland are an unlawful restriction of competition and seek damages from June 1, 2022.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2025.
The effectiveness of our internal control over financial reporting as of September 30, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
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
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
(b) Trading Plans
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
We will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (Proxy Statement) no later than 120 days after the end of the fiscal year ended September 30, 2025. The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.
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
See Index to Consolidated Financial Statements in Item 8 of this report.
2.Consolidated Financial Statement Schedules
None.
3.The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index herein.
ITEM 16.    Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1#	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited	8-K	001-33977	2.1	5/10/2016

3.1	Eighth Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/24/2024

3.2	Amended and Restated Bylaws of Visa Inc.	8-K	001-33977	3.2	7/23/2025

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.3	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.4	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.5	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

4.6	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.7	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.8	Form of 1.500% Senior Note due 2026	8-K	001-33977	4.1	6/1/2022

4.9	Form of 0.750% Senior Note due 2027	8-K	001-33977	4.1	8/17/2020

4.10	Form of 1.900% Senior Note due 2027	8-K	001-33977	4.1	4/2/2020

4.11	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.12	Form of 2.250% Senior Notes due 2028	8-K	001-33977	4.1	5/15/2025

4.13	Form of 2.000% Senior Note due 2029	8-K	001-33977	4.2	6/1/2022

4.14	Form of 2.050% Senior Note due 2030	8-K	001-33977	4.2	4/2/2020

4.15	Form of 1.100% Senior Note due 2031	8-K	001-33977	4.2	8/17/2020

4.16	Form of 3.125% Senior Notes due 2033	8-K	001-33977	4.2	5/15/2025

4.17	Form of 2.375% Senior Note due 2034	8-K	001-33977	4.3	6/1/2022

4.18	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.19	Form of 3.500% Senior Notes due 2037	8-K	001-33977	4.3	5/15/2025

4.20	Form of 2.700% Senior Note due 2040	8-K	001-33977	4.3	4/2/2020

4.21	Form of 3.875% Senior Notes due 2044	8-K	001-33977	4.4	5/15/2025

4.22	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.23	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.24	Form of 2.000% Senior Note due 2050	8-K	001-33977	4.3	8/17/2020

4.25+	Description of Securities

10.1	Form of Indemnity Agreement	10-Q	001-33977	10.1	1/31/2020

10.2
Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.
		S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4ø	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc.	S-4/A	333-143966	10.17	7/24/2007

10.5#	Amended and Restated Five Year Revolving Credit Agreement, dated as of May 31, 2023, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein	10-Q	001-33977	10.1	07/26/2023

10.6ø	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.18	Form of Makewhole Agreement	S-4/A	333-276747	99.2	3/11/2024

10.19	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.20	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.21*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.22*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.23*	Visa Inc. 2007 Equity Incentive Compensation Plan, amended and restated as of January 26, 2021	8-K	001-33977	10.22	1/27/2021

10.24*	Visa Inc. Incentive Plan, as amended and restated as of July 18, 2022	10-Q	001-33977	10.1	7/28/2022

10.25*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.26*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.27*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.28*	Visa Inc. Executive Severance Plan, effective as of January 1, 2022	10-Q	001-33977	10.8	1/28/2022

10.29*	Visa Executive Officer Cash Severance Policy, effective as of November 6, 2023	10-K	001-33977	10.28	11/15/2023

10.30*	Visa Inc. Clawback Policy, as amended and restated November 1, 2023	10-K	001-33977	10.29	11/15/2023

10.31*	Visa Inc. Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.34*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-K	001-33977	10.34	11/18/2021

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.1	1/31/2019

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.6	1/31/2019

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after January 1, 2021	10-K	001-33977	10.44	11/18/2021

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.2	1/28/2022

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.3	1/28/2022

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.4	1/28/2022

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.5	1/28/2022

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.6	1/28/2022

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.7	1/28/2022

10.45*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.1	4/27/2023

10.46*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.2	4/27/2023

10.47*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.3	4/27/2023

10.48*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2024	10-Q	001-33977	10.1	1/31/2025

10.49*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2024	10-Q	001-33977	10.2	1/31/2025

10.50*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2024	10-Q	001-33977	10.3	1/31/2025

10.51*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted on and after January 28, 2025	10-Q	001-33977	10.1	4/30/2025

10.52*	Form of Amendment Notification to Stock Option and Performance Share Award Holders	10-Q	001-33977	10.4	4/27/2023

10.53*	Offer Letter and One-Time Cash Award Agreement, dated June 13, 2023, between Visa Inc. and Chris Suh	8-K	001-33977	99.2	06/20/2023

10.54*	Aircraft Time Sharing Agreement, effective January 30, 2023, between Visa and Ryan McInerney	10-Q	001-33977	10.6	4/27/2023

10.55*	Amendment to the Aircraft Time Sharing Agreement, dated as of May 20, 2025, between Visa and Ryan McInerney	10-Q	001-33977	10.1	7/30/2025

19.1	Prevention of Insider Trading Policy, as Amended and Restated on July 18, 2024	10-K	001-33977	19.1	11/13/2024

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________
ø    Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.
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

VISA INC.

By:	/s/ Ryan McInerney
Name:	Ryan McInerney
Title:	Chief Executive Officer
Date:	November 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan McInerney	Chief Executive Officer and Director	November 6, 2025
Ryan McInerney	(Principal Executive Officer)

/s/ Chris Suh	Chief Financial Officer	November 6, 2025
Chris Suh	(Principal Financial Officer)

/s/ Peter Andreski	Global Corporate Controller, Chief Accounting Officer	November 6, 2025
Peter Andreski	(Principal Accounting Officer)

/s/ John F. Lundgren	Board Chair	November 6, 2025
John F. Lundgren

/s/ Lloyd A. Carney	Director	November 6, 2025
Lloyd A. Carney

/s/ Kermit R. Crawford	Director	November 6, 2025
Kermit R. Crawford

/s/ Francisco Javier Fernández-Carbajal	Director	November 6, 2025
Francisco Javier Fernández-Carbajal

/s/ Ramon Laguarta	Director	November 6, 2025
Ramon Laguarta

/s/ Teri L. List	Director	November 6, 2025
Teri L. List

/s/ Denise M. Morrison	Director	November 6, 2025
Denise M. Morrison

/s/ Pamela Murphy	Director	November 6, 2025
Pamela Murphy

/s/ William Ready	Director	November 6, 2025
William Ready

/s/ Linda J. Rendle	Director	November 6, 2025
Linda J. Rendle

/s/ Maynard G. Webb, Jr.	Director	November 6, 2025
Maynard G. Webb, Jr.