Form 10-Q
period 2025-12-31
VISA INC.
filed 2026-01-30
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of January 22, 2026, the registrant’s shares of common stock outstanding were as follows:

Class	Shares outstanding
Class A common stock, par value $0.0001 per share	1,681,093,942
Class B-1 common stock, par value $0.0001 per share	4,835,384
Class B-2 common stock, par value $0.0001 per share	120,338,948
Class C common stock, par value $0.0001 per share	8,904,197

VISA

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2025	September 30, 2025
	(in millions, except per share data)
Assets
Cash and cash equivalents	$14,756	$17,164
Restricted cash equivalents—U.S. litigation escrow	3,300	2,990
Investment securities	1,641	1,833
Settlement receivable	3,212	4,191
Accounts receivable	3,231	3,126
Customer collateral	3,712	3,625
Current portion of client incentives	2,280	2,158
Prepaid expenses and other current assets	2,865	2,679
Total current assets	34,997	37,766
Investment securities	484	999
Client incentives	5,541	5,157
Property, equipment and technology, net	4,276	4,236
Goodwill	19,885	19,879
Intangible assets, net	27,664	27,646
Other assets	3,967	3,944
Total assets	$96,814	$99,627
Liabilities
Accounts payable	$433	$555
Settlement payable	4,337	4,568
Customer collateral	3,712	3,625
Accrued compensation and benefits	1,158	1,863
Client incentives	11,280	10,369
Accrued liabilities	5,576	5,466
Current maturities of debt	1,589	5,569
Accrued litigation	3,406	3,033
Total current liabilities	31,491	35,048
Long-term debt	19,588	19,602
Deferred tax liabilities	5,241	5,549
Other liabilities	1,717	1,519
Total liabilities	58,037	61,718
Commitments and contingencies (Note 14)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of December 31, 2025 and September 30, 2025	551	745
Common stock, $0.0001 par value:
Class A common stock, 1,683 and 1,691 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	—	—
Class B-1 and B-2 total common stock, 125 shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Class C common stock, 9 shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Right to recover for covered losses	(19)	(124)
Additional paid-in capital	21,980	21,934
Accumulated income	16,018	15,106
Accumulated other comprehensive income (loss):
Investment securities	10	12
Defined benefit pension and other postretirement plans	(30)	(32)
Derivative instruments	(245)	(307)
Foreign currency translation adjustments	512	575
Total accumulated other comprehensive income (loss)	247	248
Total equity	38,777	37,909
Total liabilities and equity	$96,814	$99,627
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
	(in millions, except per share data)
Net revenue	$10,901	$9,510

Operating Expenses
Personnel	1,764	1,813
Marketing	410	306
Network and processing	233	207
Professional fees	208	143
Depreciation and amortization	326	282
General and administrative	515	481
Litigation provision	708	44
Total operating expenses	4,164	3,276
Operating income	6,737	6,234

Non-operating Income (Expense)
Interest expense	(194)	(182)
Investment income (expense) and other	183	148
Total non-operating income (expense)	(11)	(34)
Income before income taxes	6,726	6,200
Income tax provision	873	1,081
Net income	$5,853	$5,119

Basic Earnings Per Share
Class A common stock	$3.03	$2.58
Class B-1 common stock	$4.71	$4.04
Class B-2 common stock	$4.61	$3.99
Class C common stock	$12.13	$10.33

Basic Weighted-average Shares Outstanding
Class A common stock	1,687	1,729
Class B-1 common stock	5	5
Class B-2 common stock	120	120
Class C common stock	9	10

Diluted Earnings Per Share
Class A common stock	$3.03	$2.58
Class B-1 common stock	$4.71	$4.04
Class B-2 common stock	$4.61	$3.98
Class C common stock	$12.11	$10.32

Diluted Weighted-average Shares Outstanding
Class A common stock	1,933	1,985
Class B-1 common stock	5	5
Class B-2 common stock	120	120
Class C common stock	9	10
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
	(in millions)
Net income	$5,853	$5,119
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(2)	(24)
Income tax effect	—	6
Defined benefit pension and other postretirement plans:
Reclassification adjustments	3	1
Income tax effect	(1)	—
Derivative instruments:
Net unrealized gain (loss)	7	168
Income tax effect	4	(25)
Reclassification adjustments	64	(42)
Income tax effect	(13)	7
Foreign currency translation adjustments:
Translation adjustments	37	(935)
Income tax effect	(100)	(95)
Other comprehensive income (loss)	(1)	(939)
Comprehensive income	$5,852	$4,180
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended December 31, 2025
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$745	(1)	1,825	$21,934	$(124)	$15,106	$248	$37,909
Net income								5,853		5,853
Other comprehensive income (loss)									(1)	(1)
VE territory covered losses							(3)			(3)
Recovery through conversion rate adjustments			(109)				108			(1)
Conversions to class A common stock	—	(2)	(85)		1	85				—
Share-based compensation						231				231
Stock issued under equity plans					3	78				78
Shares withheld for taxes related to stock issued under equity plans					(1)	(231)				(231)
Cash dividends declared and paid, at a quarterly amount of $0.67 per class A common stock								(1,293)		(1,293)
Repurchases of class A common stock					(11)	(117)		(3,648)		(3,765)
Balance as of end of period	5		$551	(1)	1,817	$21,980	$(19)	$16,018	$247	$38,777
(1)As of December 31, 2025 and September 30, 2025, the book value of series A convertible participating preferred stock (series A preferred stock) was $428 million and $513 million, respectively. See Note 4—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended December 31, 2024
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$1,031	(1)	1,868	$21,229	$(104)	$17,289	$(308)	$39,137
Net income								5,119		5,119
Other comprehensive income (loss)									(939)	(939)
VE territory covered losses							(27)			(27)
Recovery through conversion rate adjustments			(8)				8			—
Conversions to class A common stock	—	(2)	(119)		3	119				—
Share-based compensation						224				224
Stock issued under equity plans					3	127				127
Shares withheld for taxes related to stock issued under equity plans					(1)	(235)				(235)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(1,170)		(1,170)
Repurchases of class A common stock					(13)	(140)		(3,800)		(3,940)
Balance as of end of period	5		$904	(1)	1,860	$21,324	$(123)	$17,438	$(1,247)	$38,296
(1)As of December 31, 2024 and September 30, 2024, the book value of series A preferred stock was $421 million and $540 million, respectively. See Note 4—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
	(in millions)
Operating Activities
Net income	$5,853	$5,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	4,269	3,797
Share-based compensation	231	224
Depreciation and amortization	326	282
Deferred income taxes	(435)	38
VE territory covered losses	(3)	(27)
(Gains) losses on equity investments, net	7	75
Other	18	56
Change in operating assets and liabilities:
Settlement receivable	981	657
Accounts receivable	(109)	(64)
Client incentives	(3,808)	(3,649)
Other assets	35	(10)
Accounts payable	(114)	(54)
Settlement payable	(233)	(673)
Accrued and other liabilities	(611)	(303)
Accrued litigation	373	(72)
Net cash provided by (used in) operating activities	6,780	5,396
Investing Activities
Purchases of property, equipment and technology	(378)	(345)
Proceeds from maturities and sales of investment securities	725	2,042
Acquisitions, net of cash and restricted cash acquired	—	(906)
Purchases of other investments	(5)	(6)
Other investing activities	19	5
Net cash provided by (used in) investing activities	361	790
Financing Activities
Repurchases of class A common stock	(3,725)	(4,011)
Repayments of debt	(4,000)	—
Dividends paid	(1,293)	(1,170)
Proceeds from stock issued under equity plans	78	127
Taxes paid related to stock issued under equity plans	(231)	(235)
Other financing activities	185	(186)
Net cash provided by (used in) financing activities	(8,986)	(5,475)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	34	(508)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,811)	203
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	24,987	19,763
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$23,176	$19,966
Supplemental Disclosure
Cash paid for income taxes, net(1)	$1,290	$1,194
Interest payments on debt	$213	$213
Accruals related to purchases of property, equipment and technology	$26	$40
(1)For the three months ended December 31, 2025 and 2024, the amount includes cash paid for federal transferable tax credits of $740 million and $1.1 billion, respectively.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc., together with its subsidiaries (Visa or the Company), is a global payments technology company that facilitates secure, reliable and efficient global commerce and money movement. Visa provides transaction processing services (primarily authorization, clearing and settlement) among consumers, issuing and acquiring financial institutions and sellers through its electronic payments network, VisaNet. Visa is focused on extending, enhancing and investing in its proprietary advanced transaction processing network, VisaNet, to offer a single connection point for facilitating money movement to multiple endpoints through various form factors and innovative technologies across more than 200 countries and territories. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and seller relationships belong to, and are managed by, Visa’s financial institution clients.
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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by GAAP. Reference should be made to Visa’s Annual Report on Form 10-K for the year ended September 30, 2025 for additional disclosures, including a summary of the Company’s significant accounting policies.
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
Recently adopted accounting pronouncement. In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-09, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. During the three months ended December 31, 2025, the Company early adopted this standard on a prospective basis. The adoption did not have a material impact on the unaudited consolidated financial statements.

Note 2—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Service revenue	$4,760	$4,208
Data processing revenue	5,544	4,745
International transaction revenue	3,652	3,442
Other revenue	1,214	912
Client incentives	(4,269)	(3,797)
Net revenue	$10,901	$9,510

	Three Months Ended December 31,
	2025	2024
	(in millions)
U.S.	$4,163	$3,738
International	6,738	5,772
Net revenue	$10,901	$9,510
For the three months ended December 31, 2025 and 2024, revenue from value-added services was $3.2 billion and $2.4 billion, respectively. Revenue from value-added services is recognized within data processing, other and service revenue.
As of December 31, 2025 and September 30, 2025, deferred revenue was $1.9 billion and $1.7 billion, respectively. Deferred revenue is recorded in accrued liabilities on the consolidated balance sheets.
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of December 31, 2025, the remaining performance obligations were $5.4 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.

Note 3—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31, 2025	September 30, 2025
	(in millions)
Cash and cash equivalents	$14,756	$17,164
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	3,300	2,990
Customer collateral	3,712	3,625
Prepaid expenses and other current assets	1,408	1,208
Cash, cash equivalents, restricted cash and restricted cash equivalents	$23,176	$24,987
Note 4—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation (U.S. covered litigation) are paid. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. See Note 14—Legal Matters.
The following table presents the changes in the U.S. litigation escrow account:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Balance as of beginning of period	$2,990	$3,089
Deposits into the U.S. litigation escrow account	500	—
Payments to opt-out merchants(1), net of interest earned on escrow funds	(190)	23
Balance as of end of period	$3,300	$3,112
(1)These payments are associated with the interchange multidistrict litigation. See Note 14—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (VE territory covered litigation). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (VE territory covered losses) through periodic adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock. VE territory covered losses are recorded in stockholders’ equity in the contra-equity account right to recover for covered losses before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in right to recover for covered losses is then recorded against the book value of the preferred stock within stockholders’ equity.

The following tables present the activities in the preferred stock and right to recover for covered losses within stockholders’ equity:

	Three Months Ended December 31, 2025
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$67	$165	$(124)
VE territory covered losses(1)	—	—	(3)
Recovery through conversion rate adjustments(2)	(60)	(49)	108
Balance as of end of period	$7	$116	$(19)

	Three Months Ended December 31, 2024
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$104	$387	$(104)
VE territory covered losses(1)	—	—	(27)
Recovery through conversion rate adjustments	(5)	(3)	8
Balance as of end of period	$99	$384	$(123)
(1)VE territory covered losses reflect litigation provision for settlements with merchants and additional legal costs. See Note 14—Legal Matters.
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
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	December 31, 2025		September 30, 2025
	As-converted Value(1),(2)	Book Value	As-converted Value(1),(3)	Book Value
	(in millions)
Series B preferred stock	$518	$7	$566	$67
Series C preferred stock	794	116	823	165
Total	1,312	123	1,389	232
Less: right to recover for covered losses	(19)	(19)	(124)	(124)
Total recovery for covered losses available	$1,293	$104	$1,265	$108
(1)Figures in the table may not recalculate exactly due to rounding. As-converted value is based on unrounded numbers.
(2)As of December 31, 2025, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.5960 and 0.7170, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $350.71, Visa’s class A common stock closing stock price.
(3)As of September 30, 2025, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.6690 and 0.7640, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $341.38, Visa’s class A common stock closing stock price.

Note 5—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$12,272	$13,760	$—	$—
Investment securities:
Marketable equity securities	428	411	—	—
U.S. government-sponsored debt securities	—	—	180	305
U.S. Treasury securities	1,517	2,116	—	—
Other current and non-current assets:
Money market funds	25	28	—	—
Derivative instruments	—	—	83	62
Total	$14,242	$16,315	$263	$367
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$300	$268	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	230	319
Total	$300	$268	$230	$319
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
U.S. Government-sponsored Debt Securities and U.S. Treasury Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$179	$1	$—	$180
U.S. Treasury securities	1,504	13	—	1,517
Total	$1,683	$14	$—	$1,697

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$304	$1	$—	$305
U.S. Treasury securities	2,101	15	—	2,116
Total	$2,405	$16	$—	$2,421
The stated maturities of debt securities were as follows:

December 31, 2025
(in millions)
Due within one year	$1,341
Due after one year through five years	356
Total	$1,697
Equity Securities
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
The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	December 31, 2025	September 30, 2025
	(in millions)
Initial cost basis	$714	$711
Adjustments:
Upward adjustments	567	564
Downward adjustments, including impairment	(219)	(219)
Carrying amount	$1,062	$1,056
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Upward adjustments	$3	$—
Downward adjustments, including impairment	$—	$(91)
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, instruments. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of December 31, 2025, the carrying value and estimated fair value of debt was $21.2 billion and $19.4 billion, respectively. As of September 30, 2025, the carrying value and estimated fair value of debt was $25.2 billion and $23.3 billion, respectively.
Other financial instruments not measured at fair value. As of December 31, 2025, the carrying values of settlement receivable and payable, accounts receivable and payable, and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed an annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2025, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of December 31, 2025.
Note 6—Leases
As of December 31, 2025, the Company had additional leases that had not yet commenced with estimated future payments of $560 million. These leases are expected to commence between fiscal 2027 and 2029 with lease terms between 9 and 14 years.

Note 7—Debt
The Company had outstanding debt as follows:

	December 31, 2025	September 30, 2025	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$—	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,591	1,587	1.71%
2.25% Senior Notes due May 2028	1,473	1,470	2.57%
2.00% Senior Notes due June 2029	1,178	1,176	2.13%
3.125% Senior Notes due May 2033	1,178	1,176	3.20%
2.375% Senior Notes due June 2034	766	764	2.53%
3.50% Senior Notes due May 2037	766	764	3.62%
3.875% Senior Notes due May 2044	707	705	4.02%
Total debt	21,409	25,392
Unamortized discounts and debt issuance costs	(158)	(171)
Hedge accounting fair value adjustments(2)	(74)	(50)
Total carrying value of debt	$21,177	$25,171

Reported as:
Current maturities of debt	$1,589	$5,569
Long-term debt	19,588	19,602
Total carrying value of debt	$21,177	$25,171
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.
Senior Notes
During the three months ended December 31, 2025, the Company repaid $4.0 billion of principal upon maturity of its senior notes due December 2025.
Note 8—Settlement Guarantee Management
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For the three months ended December 31, 2025, the Company’s maximum daily settlement exposure was $168.6 billion and the average daily settlement exposure was $98.4 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, letters of credit, guarantees, pledged securities and beneficial rights to trust assets. As of December 31, 2025 and September 30, 2025, the Company had total collateral of $8.8 billion for both periods.
Note 9—Segment Information
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
Note 10—Stockholders’ Equity
As-converted class A common stock. The number of shares outstanding and the number of shares of class A common stock on an as-converted basis were as follows:

	December 31, 2025					September 30, 2025
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		7	—	(2)	100.0000		8
Series B preferred stock	2		0.5960		1	2		0.6690		2
Series C preferred stock	3		0.7170		2	3		0.7640		2
Class A common stock	1,683		—		1,683	1,691		—		1,691
Class B-1 common stock	5		1.5491	(3)	7	5		1.5549	(3)	8
Class B-2 common stock	120		1.5108	(3)	182	120		1.5223	(3)	183
Class C common stock	9		4.0000		36	9		4.0000		36
Total					1,918					1,930
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

Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B-1 and B-2 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	Three Months Ended December 31,
	2025	2024
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	1	—
Effective price per share(1)	$354.46	$—
Deposits into the U.S. litigation escrow account	$500	$—
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
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Three Months Ended December 31, 2025				Three Months Ended December 31, 2024
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$330.96		$330.96		$312.39		$312.39
Recovery through conversion rate adjustments	$60		$49		$5		$3
(1)The reduction in equivalent number of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended December 31,
	2025	2024
	(in millions, except per share data)
Shares repurchased in the open market(1)	11	13
Average repurchase cost per share(2)	$342.13	$300.61
Total cost(2)	$3,765	$3,940
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. As of December 31, 2025 and 2024, shares repurchased in the open market include unsettled repurchases of $40 million and $70 million, respectively.
In April 2025, the Company’s board of directors authorized a $30.0 billion share repurchase program, providing multi-year flexibility. This authorization has no expiration date. As of December 31, 2025, the Company’s share repurchase program had remaining authorized funds of $21.1 billion. All share repurchase programs authorized prior to April 2025 have been completed.
Dividends. For the three months ended December 31, 2025 and 2024, the Company declared and paid dividends of $1.3 billion and $1.2 billion, respectively. On January 27, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on March 2, 2026 to all holders of record as of February 10, 2026.

Note 11—Earnings Per Share
The following tables present earnings per share:

	Three Months Ended December 31, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$5,117	1,687	$3.03	$5,853	(3)	1,933	(3)	$3.03
Class B-1 common stock	23	5	$4.71	$23		5		$4.71
Class B-2 common stock	555	120	$4.61	$554		120		$4.61
Class C common stock	108	9	$12.13	$108		9		$12.11
Participating securities	50	Not presented	Not presented	$50		Not presented		Not presented
Net income	$5,853

	Three Months Ended December 31, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$4,466	1,729	$2.58	$5,119	(3)	1,985	(3)	$2.58
Class B-1 common stock	20	5	$4.04	$20		5		$4.04
Class B-2 common stock	480	120	$3.99	$479		120		$3.98
Class C common stock	98	10	$10.33	$98		10		$10.32
Participating securities	55	Not presented	Not presented	$55		Not presented		Not presented
Net income	$5,119
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of any class B-1, B-2 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. For the three months ended December 31, 2025 and 2024, the common stock equivalents were not material for each period.

The following table presents the weighted-average number of as-converted class A common stock outstanding:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Class B-1 common stock	8	8
Class B-2 common stock	183	186
Class C common stock	36	38
Participating securities	17	21

Note 12—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) for the three months ended December 31, 2025:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	714,321	$76.23	$324.13
Restricted stock units	2,458,039	$324.82
Performance shares(1)	381,324	$344.15
(1)Represents the maximum number of performance shares which could be earned.
For the three months ended December 31, 2025 and 2024, the Company recorded share-based compensation cost related to the EIP of $221 million and $215 million, respectively.
Note 13—Income Taxes
For the three months ended December 31, 2025 and 2024, the effective income tax rates were 13% and 17%, respectively. For the three months ended December 31, 2025, a $333 million deferred tax benefit was recognized due to a change in the U.S. taxation of certain foreign earnings.
For the three months ended December 31, 2025, the Company’s gross unrecognized tax benefits increased $13 million and the Company’s net unrecognized tax benefits increased $11 million. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions.
For fiscal 2016 through 2018, the Internal Revenue Service completed its examination of the Company’s U.S. federal income tax returns. The Company is filing an appeal due to an unresolved issue related to certain income tax deductions.
The Company’s tax filings are subject to examination by U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations and refund claims are uncertain.
Note 14—Legal Matters
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

The following table summarizes the activity related to accrued litigation:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Balance as of beginning of period	$3,033	$1,727
Provision for uncovered legal matters	1	17
Provision for covered legal matters	707	34
Payments for legal matters	(335)	(129)
Balance as of end of period	$3,406	$1,649
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Balance as of beginning of period	$2,698	$1,537
Provision for interchange multidistrict litigation	707	27
Payments for U.S. covered litigation	(207)	—
Balance as of end of period	$3,198	$1,564
For the three months ended December 31, 2025, the Company recorded an additional accrual of $707 million and deposited $500 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

The following table summarizes the accrual activity related to VE territory covered litigation:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Balance as of beginning of period	$9	$72
Provision for VE territory covered litigation	—	7
Payments for VE territory covered litigation	(4)	(21)
Balance as of end of period	$5	$58
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Class Actions
On November 10, 2025, Visa and Mastercard entered into a superseding and amended settlement agreement to resolve the Injunctive Relief Class claims and the Injunctive Relief Class plaintiffs filed a motion for preliminary approval of the settlement.
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 87% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
VE Territory Covered Litigation
Visa filed a jurisdictional challenge in the Dutch class action on December 17, 2025.
Other Litigation
U.S. Securities Class Action
On December 10, 2025, the court granted Visa’s motion to dismiss the amended complaint with leave to amend, and denied the motion to strike as moot. On January 9, 2026, plaintiff filed a second amended complaint, and Visa filed a motion to dismiss on January 23, 2026.
Debit Surcharge Class Action
On December 12, 2025, the court granted Visa’s motion to dismiss the amended complaint without further leave to amend. Plaintiff appealed but subsequently dismissed its appeal.
U.S. ATM Access Fee Litigation
On December 18, 2025, plaintiffs in Burke filed a motion for preliminary approval of the class settlement with Visa and Mastercard.
MiCamp Solutions
On December 11, 2025, the court granted Visa’s motion to dismiss and dismissed plaintiffs’ case without further leave to amend.
German ATM Litigation
Several of Visa’s jurisdictional challenges are pending in the German Federal Court of Justice.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future financial position, results of operations and cash flows; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries and territories; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our unaudited consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results or outcomes, or the timing of our results or outcomes, to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2025, and any subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. A summary of our GAAP and non-GAAP operating results is as follows:

	Three Months Ended December 31,
	2025	2024	% Change(1)
	(in millions, except percentages and per share data)
Net revenue	$10,901	$9,510	15%
Operating expenses	$4,164	$3,276	27%
Net income	$5,853	$5,119	14%
Diluted earnings per share	$3.03	$2.58	17%

Non-GAAP operating expenses(2)	$3,391	$2,917	16%
Non-GAAP net income(2)	$6,124	$5,463	12%
Non-GAAP diluted earnings per share(2)	$3.17	$2.75	15%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights. For the three months ended December 31, 2025, net revenue increased 15% over the prior-year comparable period, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. See Results of Operations—Net Revenue below for further discussion. For the three months ended December 31, 2025, exchange rate movements increased our net revenue growth by approximately one percentage point.
For the three months ended December 31, 2025, operating expenses increased 27% over the prior-year comparable period, primarily driven by higher litigation provision. See Results of Operations—Operating Expenses below for further discussion. For the three months ended December 31, 2025, exchange rate movements increased our operating expense growth by approximately one-and-a-half percentage points.
For the three months ended December 31, 2025, non-GAAP operating expenses increased 16% over the prior-year comparable period, primarily driven by higher personnel, marketing, and general and administrative expenses.
Interchange multidistrict litigation. For the three months ended December 31, 2025, we recorded an additional accrual of $707 million to address claims associated with the interchange multidistrict litigation. We also made a deposit of $500 million into the U. S. litigation escrow account. The additional accrual related to the interchange multidistrict litigation could be higher or lower than the deposit made into the U.S. litigation escrow account. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 14—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. For the three months ended December 31, 2025, we repurchased 11 million shares of our class A common stock in the open market for $3.8 billion. As of December 31, 2025, our share repurchase program had remaining authorized funds of $21.1 billion. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.

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
We exclude the following from our GAAP financial results to arrive at our non-GAAP financial results:
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
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. For the three months ended December 31, 2025 and 2024, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 and class B-2 common stock ultimately convert into shares of class A common stock. For the three months ended December 31, 2025, basic and diluted earnings per class A common stock was unchanged as a result of the downward adjustments of the class B-1 and B-2 common stock conversion rates during the period. For the three months ended December 31, 2024, there was no conversion rate adjustment. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 14—Legal Matters to our unaudited consolidated financial statements.
•Deferred tax benefit. For the three months ended December 31, 2025, we recorded a deferred tax benefit within income tax provision due to a change in the U.S. taxation of certain foreign earnings. We have excluded this one-time non-cash benefit as it is not representative of our ongoing operations.
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

Non-GAAP operating expenses, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with GAAP. The following tables reconcile our GAAP to non-GAAP financial measures:

	Three Months Ended December 31, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$4,164	$(11)	$873	13.0%	$5,853	$3.03
(Gains) losses on equity investments, net	—	7	2		5	—
Amortization of acquired intangible assets	(54)	—	14		40	0.02
Acquisition-related costs	(12)	—	1		11	0.01
Litigation provision	(707)	—	159		548	0.28
Deferred tax benefit	—	—	333		(333)	(0.17)
Non-GAAP	$3,391	$(4)	$1,382	18.4%	$6,124	$3.17

	Three Months Ended December 31, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$3,276	$(34)	$1,081	17.4%	$5,119	$2.58
(Gains) losses on equity investments, net	—	75	17		58	0.03
Amortization of acquired intangible assets	(46)	—	11		35	0.02
Acquisition-related costs	(34)	—	2		32	0.02
Severance costs	(213)	—	45		168	0.08
Lease consolidation costs	(39)	—	9		30	0.02
Litigation provision	(27)	—	6		21	0.01
Non-GAAP	$2,917	$41	$1,171	17.7%	$5,463	$2.75
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

The following table presents nominal payments and cash volume:

	U.S.		International		Visa
	Three Months Ended September 30,(1)
	2025	2024	2025	2024	2025	2024
	(in billions)
Nominal payments volume
Consumer credit	$653	$610	$841	$773	$1,494	$1,382
Consumer debit(2)	833	771	933	827	1,766	1,598
Commercial(3)	290	268	183	160	473	428
Total nominal payments volume(4)	$1,775	$1,649	$1,957	$1,760	$3,732	$3,409
Cash volume(5)	153	151	491	478	644	628
Total nominal volume(4),(6)	$1,928	$1,800	$2,447	$2,237	$4,376	$4,037
The following table presents the changes in nominal and constant payments and cash volume:

	U.S.	International		Visa
	Three Months Ended September 30, 2025 vs. 2024(1),(4)
	Nominal	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	7%	9%	9%	8%	8%
Consumer debit growth(2)	8%	13%	10%	10%	9%
Commercial growth(3)	8%	15%	14%	10%	10%
Total payments volume growth	8%	11%	10%	9%	9%
Cash volume growth(5)	2%	3%	2%	2%	2%
Total volume growth	7%	9%	8%	8%	8%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the three months ended December 31, 2025 and 2024, respectively, was based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2025 and 2024, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended December 31,
	2025	2024	% Change(1)
	(in millions, except percentages)
Visa processed transactions	69,400	63,797	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

Results of Operations
Net Revenue
The following table presents our net revenue earned in the U.S. and internationally:

	Three Months Ended December 31,
	2025	2024	% Change(1)
	(in millions, except percentages)
U.S.	$4,163	$3,738	11%
International	6,738	5,772	17%
Net revenue	$10,901	$9,510	15%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased over the three-month prior-year comparable period primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. For the three months ended December 31, 2025, exchange rate movements increased our net revenue growth by approximately one percentage point.
The following table presents the components of our net revenue:

	Three Months Ended December 31,
	2025	2024	% Change(1)
	(in millions, except percentages)
Service revenue	$4,760	$4,208	13%
Data processing revenue	5,544	4,745	17%
International transaction revenue	3,652	3,442	6%
Other revenue	1,214	912	33%
Client incentives	(4,269)	(3,797)	12%
Net revenue	$10,901	$9,510	15%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased over the three-month prior-year comparable period primarily due to growth in nominal payments volume of 9%, select pricing modifications and growth in card benefits.
•Data processing revenue increased over the three-month prior-year comparable period primarily due to growth in processed transactions of 9%, select pricing modifications, growth in value-added services and higher cross-border transaction mix.
•International transaction revenue increased over the three-month prior-year comparable period primarily due to growth in nominal cross-border volume of 15%, excluding transactions within Europe, partially offset by lower volatility of a broad range of currencies and business mix.
•Other revenue increased over the three-month prior-year comparable period primarily due to growth in Advisory and Other Services and select pricing modifications.
•Client incentives increased over the three-month prior-year comparable period primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

For the three months ended December 31, 2025 and 2024, revenue from value-added services was $3.2 billion and $2.4 billion, respectively. Value-added services revenue increased 32% over the three-month prior-year comparable period primarily due to growth in Issuing Solutions, Acceptance Solutions and Advisory and Other Services.
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended December 31,
	2025	2024	% Change(1)
	(in millions, except percentages)
Personnel	$1,764	$1,813	(3%)
Marketing	410	306	34%
Network and processing	233	207	12%
Professional fees	208	143	46%
Depreciation and amortization	326	282	16%
General and administrative	515	481	7%
Litigation provision	708	44	NM
Total operating expenses	$4,164	$3,276	27%
NM – Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses decreased over the three-month prior-year comparable period primarily due to severance costs in the prior year to realign our organizational structure, partially offset by a higher number of employees and compensation focused on areas that will drive higher long-term growth, including acquisitions.
•Marketing expenses increased over the three-month prior-year comparable period primarily due to higher spending in various campaigns, including for client marketing and the FIFA World Cup 2026TM.
•Professional fees increased over the three-month prior-year comparable period primarily due to higher legal fees and higher expenses associated with client engagements.
•Depreciation and amortization expenses increased over the three-month prior-year comparable period primarily due to additional amortization and depreciation from our on-going investments and acquisitions.
•Litigation provision increased over the three-month prior-year comparable period primarily due to higher accruals related to the U.S. covered litigation. See Note 14—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended December 31,
	2025	2024	% Change(1)
	(in millions, except percentages)
Interest expense	$(194)	$(182)	7%
Investment income (expense) and other	183	148	23%
Total non-operating income (expense)	$(11)	$(34)	(65%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•Investment income (expense) and other increased over the three-month prior-year comparable period primarily due to lower losses on our equity investments, partially offset by lower interest income on our cash and investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended December 31,
	2025	2024
Effective income tax rate	13%	17%
The effective income tax rate decreased over the three-month prior-year comparable period primarily due to a $333 million deferred tax benefit recognized due to a change in the U.S. taxation of certain foreign earnings.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Total cash provided by (used in):
Operating activities	$6,780	$5,396
Investing activities	$361	$790
Financing activities	$(8,986)	$(5,475)
Operating activities. Cash provided by operating activities increased over the three-month prior-year comparable period primarily due to growth in our underlying business.
Investing activities. Cash provided by investing activities decreased over the three-month prior-year comparable period primarily due to lower proceeds from maturities and sales of investment securities, partially offset by the absence of cash paid for acquisitions.
Financing activities. Cash used in financing activities increased over the three-month prior-year comparable period primarily due to the principal debt repayment upon maturity of our senior notes due December 2025.
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
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2025, except as discussed below.
Common stock repurchases. For the three months ended December 31, 2025, we repurchased shares of our class A common stock in the open market for $3.8 billion. As of December 31, 2025, our share repurchase program had remaining authorized funds of $21.1 billion. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. For the three months ended December 31, 2025, we declared and paid $1.3 billion in dividends to holders of our common and preferred stock. On January 27, 2026, our board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.
Senior notes. During the three months ended December 31, 2025, we repaid $4.0 billion of principal upon maturity of our senior notes due December 2025. A principal payment on our senior notes of €1.4 billion ($1.6 billion) is due in June 2026 for which we have sufficient liquidity. See Note 7—Debt to our unaudited consolidated financial statements.
Litigation. For the three months ended December 31, 2025, we deposited $500 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of December 31, 2025 was $3.3 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 14—Legal Matters to our unaudited consolidated financial statements.
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
There have been no significant changes to our market risks since September 30, 2025.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
See Note 14—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for developments concerning the Company’s current material legal proceedings, since the Company's Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 1A.	Risk Factors
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1 – 31, 2025	4	$349.48	4	$23,570
November 1 – 30, 2025	4	$334.20	4	$22,305
December 1 – 31, 2025	3	$342.79	3	$21,125
Total	11	$342.13	11
(1)Includes applicable taxes.
See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(c) Trading Plans
None.

ITEM 6.	Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	January 29, 2026	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 29, 2026	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	January 29, 2026	By:	/s/ Peter Andreski
		Name:	Peter Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)