Form 10-Q
period 2026-03-31
VISA INC.
filed 2026-04-29
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of April 21, 2026, the registrant’s shares of common stock outstanding were as follows:

Class	Shares outstanding
Class A common stock	1,659,709,932
Class B-1 common stock	4,835,384
Class B-2 common stock	120,338,948
Class C common stock	8,880,326

VISA

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	September 30, 2025
	(in millions, except per share data)
Assets
Cash and cash equivalents	$12,404	$17,164
Restricted cash equivalents—U.S. litigation escrow	665	2,990
Investment securities	1,509	1,833
Settlement receivable	2,136	4,191
Accounts receivable	3,405	3,126
Customer collateral	4,292	3,625
Current portion of client incentives	2,473	2,158
Prepaid expenses and other current assets	4,741	2,679
Total current assets	31,625	37,766
Investment securities	308	999
Client incentives	5,514	5,157
Property, equipment and technology, net	4,778	4,236
Goodwill	20,891	19,879
Intangible assets, net	27,750	27,646
Other assets	4,183	3,944
Total assets	$95,049	$99,627
Liabilities
Accounts payable	$557	$555
Settlement payable	3,048	4,568
Customer collateral	4,292	3,625
Accrued compensation and benefits	1,392	1,863
Client incentives	11,577	10,369
Accrued liabilities	5,670	5,466
Current maturities of debt	1,559	5,569
Accrued litigation	981	3,033
Total current liabilities	29,076	35,048
Long-term debt	22,417	19,602
Deferred tax liabilities	5,893	5,549
Other liabilities	2,002	1,519
Total liabilities	59,388	61,718
Commitments and contingencies (Note 15)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of March 31, 2026 and September 30, 2025	528	745
Common stock, $0.0001 par value:
Class A common stock, 1,660 and 1,691 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	—	—
Class B-1 and B-2 total common stock, 125 shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Class C common stock, 9 shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Right to recover for covered losses	(44)	(124)
Additional paid-in capital	22,033	21,934
Accumulated income	13,122	15,106
Accumulated other comprehensive income (loss):
Investment securities	5	12
Defined benefit pension and other postretirement plans	(24)	(32)
Derivative instruments	(162)	(307)
Foreign currency translation adjustments	203	575
Total accumulated other comprehensive income (loss)	22	248
Total equity	35,661	37,909
Total liabilities and equity	$95,049	$99,627
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in millions, except per share data)
Net revenue	$11,230	$9,594	$22,131	$19,104

Operating Expenses
Personnel	1,841	1,657	3,605	3,470
Marketing	545	381	955	687
Network and processing	260	224	493	431
Professional fees	238	173	446	316
Depreciation and amortization	333	305	659	587
General and administrative	450	419	965	900
Litigation provision	329	1,000	1,037	1,044
Total operating expenses	3,996	4,159	8,160	7,435
Operating income	7,234	5,435	13,971	11,669

Non-operating Income (Expense)
Interest expense	(178)	(158)	(372)	(340)
Investment income (expense) and other	118	161	301	309
Total non-operating income (expense)	(60)	3	(71)	(31)
Income before income taxes	7,174	5,438	13,900	11,638
Income tax provision	1,153	861	2,026	1,942
Net income	$6,021	$4,577	$11,874	$9,696

Basic Earnings Per Share
Class A common stock	$3.15	$2.32	$6.18	$4.90
Class B-1 common stock	$4.87	$3.63	$9.58	$7.68
Class B-2 common stock	$4.75	$3.58	$9.36	$7.57
Class C common stock	$12.58	$9.29	$24.71	$19.62

Basic Weighted-average Shares Outstanding
Class A common stock	1,674	1,721	1,681	1,725
Class B-1 common stock	5	5	5	5
Class B-2 common stock	120	120	120	120
Class C common stock	9	9	9	9

Diluted Earnings Per Share
Class A common stock	$3.14	$2.32	$6.17	$4.90
Class B-1 common stock	$4.87	$3.63	$9.57	$7.67
Class B-2 common stock	$4.74	$3.58	$9.35	$7.56
Class C common stock	$12.57	$9.27	$24.68	$19.59

Diluted Weighted-average Shares Outstanding
Class A common stock	1,916	1,974	1,924	1,979
Class B-1 common stock	5	5	5	5
Class B-2 common stock	120	120	120	120
Class C common stock	9	9	9	9
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Net income	$6,021	$4,577	$11,874	$9,696
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(7)	4	(9)	(20)
Income tax effect	2	(2)	2	4
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	3	6	3	6
Income tax effect	—	(1)	—	(1)
Reclassification adjustments	3	2	6	3
Income tax effect	—	—	(1)	—
Derivative instruments:
Net unrealized gain (loss)	28	(130)	35	38
Income tax effect	(3)	23	1	(2)
Reclassification adjustments	72	10	136	(32)
Income tax effect	(14)	(4)	(27)	3
Foreign currency translation adjustments:
Translation adjustments	(271)	459	(234)	(476)
Income tax effect	(38)	53	(138)	(42)
Other comprehensive income (loss)	(225)	420	(226)	(519)
Comprehensive income	$5,796	$4,997	$11,648	$9,177
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2026
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$551	1,817		$21,980	$(19)	$16,018	$247	$38,777
Net income								6,021		6,021
Other comprehensive income (loss)									(225)	(225)
VE territory covered losses							(25)			(25)
Conversions to class A common stock	—	(1)	(23)	1		23				—
Share-based compensation						275				275
Stock issued under equity plans				1		55				55
Shares withheld for taxes related to stock issued under equity plans				—	(1)	(37)				(37)
Cash dividends declared and paid, at a quarterly amount of $0.67 per class A common stock								(1,286)		(1,286)
Repurchases of class A common stock				(25)		(263)		(7,631)		(7,894)
Balance as of end of period	5		$528	1,794		$22,033	$(44)	$13,122	$22	$35,661
(1)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2026
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$745	(1)	1,825	$21,934	$(124)	$15,106	$248	$37,909
Net income								11,874		11,874
Other comprehensive income (loss)									(226)	(226)
VE territory covered losses							(28)			(28)
Recovery through conversion rate adjustments			(109)				108			(1)
Conversions to class A common stock	—	(2)	(108)		2	108				—
Share-based compensation						506				506
Stock issued under equity plans					4	133				133
Shares withheld for taxes related to stock issued under equity plans					(1)	(268)				(268)
Cash dividends declared and paid, at a quarterly amount of $0.67 per class A common stock								(2,579)		(2,579)
Repurchases of class A common stock					(36)	(380)		(11,279)		(11,659)
Balance as of end of period	5		$528	(1)	1,794	$22,033	$(44)	$13,122	$22	$35,661
(1)As of March 31, 2026 and September 30, 2025, the book value of series A convertible participating preferred stock (series A preferred stock) was $405 million and $513 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended March 31, 2025
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$904	1,860		$21,324	$(123)	$17,438	$(1,247)	$38,296
Net income								4,577		4,577
Other comprehensive income (loss)									420	420
VE territory covered losses							3			3
Conversions to class A common stock	—	(1)	(24)	1		24				—
Share-based compensation						259				259
Stock issued under equity plans				1		119				119
Shares withheld for taxes related to stock issued under equity plans				—	(1)	(7)				(7)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(1,164)		(1,164)
Repurchases of class A common stock				(13)		(140)		(4,333)		(4,473)
Balance as of end of period	5		$880	1,849		$21,579	$(120)	$16,518	$(827)	$38,030
(1)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2025
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$1,031	(1)	1,868	$21,229	$(104)	$17,289	$(308)	$39,137
Net income								9,696		9,696
Other comprehensive income (loss)									(519)	(519)
VE territory covered losses							(24)			(24)
Recovery through conversion rate adjustments			(8)				8			—
Conversions to class A common stock	—	(2)	(143)		4	143				—
Share-based compensation						483				483
Stock issued under equity plans					4	246				246
Shares withheld for taxes related to stock issued under equity plans					(1)	(242)				(242)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(2,334)		(2,334)
Repurchases of class A common stock					(26)	(280)		(8,133)		(8,413)
Balance as of end of period	5		$880	(1)	1,849	$21,579	$(120)	$16,518	$(827)	$38,030
(1)As of March 31, 2025 and September 30, 2024, the book value of series A preferred stock was $397 million and $540 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2026	2025
	(in millions)
Operating Activities
Net income	$11,874	$9,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	8,514	7,531
Share-based compensation	506	483
Depreciation and amortization	659	587
Deferred income taxes	18	(86)
VE territory covered losses	(28)	(24)
(Gains) losses on equity investments, net	22	98
Other	22	65
Change in operating assets and liabilities:
Settlement receivable	2,038	132
Accounts receivable	(237)	(156)
Client incentives	(7,762)	(7,190)
Other assets	(1,851)	(400)
Accounts payable	(25)	(45)
Settlement payable	(1,696)	(155)
Accrued and other liabilities	(214)	(796)
Accrued litigation	(2,052)	351
Net cash provided by (used in) operating activities	9,788	10,091
Investing Activities
Purchases of property, equipment and technology	(761)	(672)
Purchases of investment securities	(50)	—
Proceeds from maturities and sales of investment securities	1,025	2,268
Acquisitions, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired	(705)	(887)
Purchases of other investments	(28)	(24)
Other investing activities	2	(25)
Net cash provided by (used in) investing activities	(517)	660
Financing Activities
Repurchases of class A common stock	(11,625)	(8,607)
Repayments of debt	(4,000)	—
Dividends paid	(2,579)	(2,334)
Proceeds from issuance of senior notes	2,995	—
Proceeds from stock issued under equity plans	133	246
Taxes paid related to stock issued under equity plans	(268)	(242)
Other financing activities	(52)	(198)
Net cash provided by (used in) financing activities	(15,396)	(11,135)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(156)	(243)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(6,281)	(627)
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	24,987	19,763
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$18,706	$19,136
Supplemental Disclosure
Cash paid for income taxes, net(1)	$3,984	$3,055
Interest payments on debt	$261	$261
Accruals related to purchases of property, equipment and technology	$125	$60
(1)For the six months ended March 31, 2026 and 2025, the amount includes cash paid for federal transferable tax credits of $1.8 billion and $1.3 billion, respectively.

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
Use of estimates. The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting period. These estimates may change as new events occur and additional information is obtained, and such changes will be recognized in the period in which they occur. Future actual results could differ materially from these estimates.
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

Note 2—Acquisitions
In February 2026, Visa acquired 100% of the equity interest of each of Prisma Medios de Pago S.A.U. (Prisma) and Newpay S.A.U. (Newpay) in Argentina for a total purchase consideration of $1.5 billion in cash. Prisma provides credit, debit and prepaid card issuer processing. Newpay is a multi-network infrastructure provider that operates real-time payments services, the Banelco ATM network and the bill payment platform PagoMisCuentas. This acquisition is expected to help accelerate the deployment of advanced technologies such as tokenization, biometric authentication, intelligent risk tools and agentic commerce solutions. These end-to-end capabilities will aim to improve services from issuers and enhance speed and security for consumers.
Total purchase consideration has been allocated to the assets acquired and liabilities assumed. If additional information becomes available, the Company may further revise the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
The following table summarizes the purchase price allocation in aggregate for Prisma and Newpay:

	Purchase Price Allocation	Weighted-Average Useful Life of Intangibles
	(in millions)	(in years)
Technology	$184	3
Customer relationships	405	6
Deferred tax liabilities	(202)
Other net assets acquired (liabilities assumed)(1)	57
Goodwill	1,065
Total	$1,509	5
(1)Include customer collateral asset and restricted cash, which are fully offset by corresponding customer collateral liability and settlement payable, respectively.
Goodwill is primarily attributable to synergies expected to be achieved from the acquisition and the assembled workforce. The goodwill recognized is not deductible for tax purposes.
This acquisition is subject to review by the Argentine competition authority.
Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Service revenue	$4,981	$4,399	$9,741	$8,607
Data processing revenue	5,543	4,701	11,087	9,446
International transaction revenue	3,631	3,291	7,283	6,733
Other revenue	1,320	937	2,534	1,849
Client incentives	(4,245)	(3,734)	(8,514)	(7,531)
Net revenue	$11,230	$9,594	$22,131	$19,104

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
U.S.	$4,319	$3,811	$8,482	$7,549
International	6,911	5,783	13,649	11,555
Net revenue	$11,230	$9,594	$22,131	$19,104
For the three months ended March 31, 2026 and 2025, revenue from value-added services was $3.3 billion and $2.6 billion, respectively. For the six months ended March 31, 2026 and 2025, revenue from value-added services was $6.5 billion and $5.0 billion, respectively. Revenue from value-added services is recognized within data processing, other and service revenue.
As of March 31, 2026 and September 30, 2025, deferred revenue was $1.9 billion and $1.7 billion, respectively. Deferred revenue is recorded in accrued liabilities on the consolidated balance sheets.
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of March 31, 2026, the remaining performance obligations were $5.5 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	March 31, 2026	September 30, 2025
	(in millions)
Cash and cash equivalents	$12,404	$17,164
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	665	2,990
Customer collateral	4,292	3,625
Prepaid expenses and other current assets	1,345	1,208
Cash, cash equivalents, restricted cash and restricted cash equivalents	$18,706	$24,987
Note 5—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation (U.S. covered litigation) are paid. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. See Note 15—Legal Matters.

The following table presents the changes in the U.S. litigation escrow account:

	Six Months Ended March 31,
	2026	2025
	(in millions)
Balance as of beginning of period	$2,990	$3,089
Deposits into the U.S. litigation escrow account	625	375
Payments to opt-out merchants(1), net of interest earned on escrow funds	(2,950)	(538)
Balance as of end of period	$665	$2,926
(1)These payments are associated with the interchange multidistrict litigation. See Note 15—Legal Matters.
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
The following tables present the activities in the preferred stock and right to recover for covered losses within stockholders’ equity:

	Six Months Ended March 31, 2026
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$67	$165	$(124)
VE territory covered losses(1)	—	—	(28)
Recovery through conversion rate adjustments(2)	(60)	(49)	108
Balance as of end of period	$7	$116	$(44)

	Six Months Ended March 31, 2025
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$104	$387	$(104)
VE territory covered losses(1)	—	—	(24)
Recovery through conversion rate adjustments	(5)	(3)	8
Balance as of end of period	$99	$384	$(120)
(1)VE territory covered losses reflect litigation provision for settlements with merchants and additional legal costs. See Note 15—Legal Matters.
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

The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	March 31, 2026		September 30, 2025
	As-converted Value(1),(2)	Book Value	As-converted Value(1),(3)	Book Value
	(in millions)
Series B preferred stock	$447	$7	$566	$67
Series C preferred stock	684	116	823	165
Total	1,131	123	1,389	232
Less: right to recover for covered losses	(44)	(44)	(124)	(124)
Total recovery for covered losses available	$1,087	$79	$1,265	$108
(1)Figures in the table may not recalculate exactly due to rounding. As-converted value is based on unrounded numbers.
(2)As of March 31, 2026, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.5960 and 0.7170, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $302.24, Visa’s class A common stock closing stock price.
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
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2026	September 30, 2025	March 31, 2026	September 30, 2025
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$8,154	$13,760	$—	$—
Investment securities:
Marketable equity securities	424	411	—	—
U.S. government-sponsored debt securities	—	—	129	305
U.S. Treasury securities	1,264	2,116	—	—
Other current and non-current assets:
Money market funds	33	28	—	—
Derivative instruments	—	—	159	62
Total	$9,875	$16,315	$288	$367
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$266	$268	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	234	319
Total	$266	$268	$234	$319
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

	March 31, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$129	$—	$—	$129
U.S. Treasury securities	1,257	7	—	1,264
Total	$1,386	$7	$—	$1,393

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$304	$1	$—	$305
U.S. Treasury securities	2,101	15	—	2,116
Total	$2,405	$16	$—	$2,421
The stated maturities of debt securities were as follows:

March 31, 2026
(in millions)
Due within one year	$1,243
Due after one year through five years	150
Total	$1,393
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

The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	March 31, 2026	September 30, 2025
	(in millions)
Initial cost basis	$712	$711
Adjustments:
Upward adjustments	574	564
Downward adjustments, including impairment	(219)	(219)
Carrying amount	$1,067	$1,056
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Upward adjustments	$7	$7	$10	$7
Downward adjustments, including impairment	$—	$(31)	$—	$(49)
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, instruments. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of March 31, 2026, the carrying value and estimated fair value of debt was $24.0 billion and $21.8 billion, respectively. As of September 30, 2025, the carrying value and estimated fair value of debt was $25.2 billion and $23.3 billion, respectively.
Other financial instruments not measured at fair value. As of March 31, 2026, the carrying values of settlement receivable and payable, accounts receivable and payable, and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed an annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2026, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of March 31, 2026.
Note 7—Leases
As of March 31, 2026, the Company had additional leases that had not yet commenced with estimated future payments of $560 million. These leases are expected to commence between fiscal 2027 and 2029 with lease terms between 9 and 14 years.

Note 8—Debt
The Company had outstanding debt as follows:

	March 31, 2026	September 30, 2025	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$—	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
3.80% Senior Notes due February 2029	900	—	3.99%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
4.10% Senior Notes due February 2031	750	—	4.23%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.40% Senior Notes due February 2033	700	—	4.54%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.70% Senior Notes due February 2036	650	—	4.79%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,560	1,587	1.71%
2.25% Senior Notes due May 2028	1,444	1,470	2.57%
2.00% Senior Notes due June 2029	1,156	1,176	2.13%
3.125% Senior Notes due May 2033	1,156	1,176	3.20%
2.375% Senior Notes due June 2034	751	764	2.53%
3.50% Senior Notes due May 2037	751	764	3.62%
3.875% Senior Notes due May 2044	693	705	4.02%
Total debt	24,261	25,392
Unamortized discounts and debt issuance costs	(172)	(171)
Hedge accounting fair value adjustments(2)	(113)	(50)
Total carrying value of debt	$23,976	$25,171

Reported as:
Current maturities of debt	$1,559	$5,569
Long-term debt	22,417	19,602
Total carrying value of debt	$23,976	$25,171
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.

Senior Notes
In February 2026, the Company issued fixed-rate senior notes in a public offering in an aggregate principal amount of $3.0 billion, with maturities ranging between 3 and 10 years and interest rates ranging between 3.80% and 4.70%. Interest on these notes is payable semi-annually on February 12 and August 12 of each year, commencing August 12, 2026. The net aggregate proceeds, after deducting discounts and debt issuance costs, were approximately $3.0 billion. The Company intends to use the net proceeds for general corporate purposes, which may include, among other things, the refinancing of existing indebtedness.
The Company’s outstanding senior notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The senior notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of March 31, 2026, the Company was in compliance with all related covenants. Each series of senior notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices.
During the six months ended March 31, 2026, the Company repaid $4.0 billion of principal upon maturity of its senior notes due December 2025.
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. As of March 31, 2026 and September 30, 2025, the Company had no outstanding obligations under the program. In April 2026, the Company issued and fully repaid $500 million of commercial paper.
Note 9—Settlement Guarantee Management
The Company indemnifies its issuing and acquiring clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa operating rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. Historically, the Company has experienced minimal losses as a result of its settlement risk guarantee. However, the Company’s future obligations, which could be material under its guarantees, are not determinable as they are dependent upon future events.
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For the six months ended March 31, 2026, the Company’s maximum daily settlement exposure was $168.6 billion and the average daily settlement exposure was $98.1 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, restricted cash equivalents, letters of credit, guarantees, pledged securities and beneficial rights to trust assets. As of March 31, 2026 and September 30, 2025, the Company had total collateral of $9.5 billion and $8.8 billion, respectively.
Note 10—Segment Information
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
Note 11—Stockholders’ Equity
As-converted class A common stock. The number of shares outstanding and the number of shares of class A common stock on an as-converted basis were as follows:

	March 31, 2026					September 30, 2025
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		7	—	(2)	100.0000		8
Series B preferred stock	2		0.5960		1	2		0.6690		2
Series C preferred stock	3		0.7170		2	3		0.7640		2
Class A common stock	1,660		—		1,660	1,691		—		1,691
Class B-1 common stock	5		1.5475	(3)	7	5		1.5549	(3)	8
Class B-2 common stock	120		1.5075	(3)	181	120		1.5223	(3)	183
Class C common stock	9		4.0000		36	9		4.0000		36
Total					1,894					1,930
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
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B-1 and B-2 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	Six Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	2	1
Effective price per share(1)	$345.17	$346.79
Deposits into the U.S. litigation escrow account	$625	$375
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

The following table presents the reduction in the number of as-converted series B and C preferred stock after recovery of VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Six Months Ended March 31, 2026				Six Months Ended March 31, 2025
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$330.96		$330.96		$312.39		$312.39
Recovery through conversion rate adjustments	$60		$49		$5		$3
(1)The reduction in equivalent number of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock.
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in millions, except per share data)
Shares repurchased in the open market(1)	25	13	36	26
Average repurchase cost per share(2)	$320.66	$340.26	$327.29	$320.47
Total cost(2)	$7,894	$4,473	$11,659	$8,413
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. As of March 31, 2026 and 2025, shares repurchased in the open market include unsettled repurchases of $125 million and $61 million, respectively.
In April 2025, the Company’s board of directors authorized a $30.0 billion share repurchase program, providing multi-year flexibility. As of March 31, 2026, the Company’s share repurchase program had remaining authorized funds of $13.2 billion. All share repurchase programs authorized prior to April 2025 have been completed. In April 2026, the Company’s board of directors authorized a new $20.0 billion share repurchase program, providing multi-year flexibility. These authorizations have no expiration date.
Dividends. For the three months ended March 31, 2026 and 2025, the Company declared and paid dividends of $1,286 million and $1,164 million, respectively. For the six months ended March 31, 2026 and 2025, the Company declared and paid dividends of $2.6 billion and $2.3 billion, respectively. On April 28, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on June 1, 2026 to all holders of record as of May 12, 2026.

Note 12—Earnings Per Share
The following tables present earnings per share:

	Three Months Ended March 31, 2026
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$5,265	1,674	$3.15	$6,021	(3)	1,916	(3)	$3.14
Class B-1 common stock	24	5	$4.87	$24		5		$4.87
Class B-2 common stock	571	120	$4.75	$571		120		$4.74
Class C common stock	112	9	$12.58	$112		9		$12.57
Participating securities	49	Not presented	Not presented	$49		Not presented		Not presented
Net income	$6,021

	Six Months Ended March 31, 2026
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$10,382	1,681	$6.18	$11,874	(3)	1,924	(3)	$6.17
Class B-1 common stock	46	5	$9.58	$46		5		$9.57
Class B-2 common stock	1,126	120	$9.36	$1,125		120		$9.35
Class C common stock	220	9	$24.71	$220		9		$24.68
Participating securities	100	Not presented	Not presented	$100		Not presented		Not presented
Net income	$11,874

	Three Months Ended March 31, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,996	1,721	$2.32	$4,577	(3)	1,974	(3)	$2.32
Class B-1 common stock	18	5	$3.63	$18		5		$3.63
Class B-2 common stock	431	120	$3.58	$430		120		$3.58
Class C common stock	85	9	$9.29	$85		9		$9.27
Participating securities	47	Not presented	Not presented	$47		Not presented		Not presented
Net income	$4,577

	Six Months Ended March 31, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$8,463	1,725	$4.90	$9,696	(3)	1,979	(3)	$4.90
Class B-1 common stock	37	5	$7.68	$37		5		$7.67
Class B-2 common stock	911	120	$7.57	$909		120		$7.56
Class C common stock	183	9	$19.62	$183		9		$19.59
Participating securities	102	Not presented	Not presented	$102		Not presented		Not presented
Net income	$9,696
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of any class B-1, B-2 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. For the three and six months ended March 31, 2026 and 2025, the common stock equivalents were not material for each period.

The following table presents the weighted-average number of as-converted class A common stock outstanding:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Class B-1 common stock	7	8	8	8
Class B-2 common stock	182	186	182	186
Class C common stock	36	37	36	37
Participating securities	16	20	16	21
Note 13—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) for the six months ended March 31, 2026:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	714,321	$76.23	$324.13
Restricted stock units	2,539,719	$324.55
Performance shares(1)	381,324	$344.15
(1)Represents the maximum number of performance shares which could be earned.
For the three months ended March 31, 2026 and 2025, the Company recorded share-based compensation cost related to the EIP of $264 million and $250 million, respectively. For the six months ended March 31, 2026 and 2025, the Company recorded share-based compensation cost related to the EIP of $485 million and $465 million, respectively.

Note 14—Income Taxes
For the three and six months ended March 31, 2026, the effective income tax rates were 16% and 15%, respectively. For the three and six months ended March 31, 2025, the effective income tax rates were 16% and 17%, respectively. The effective income tax rates differ primarily due to the following:
•For the three and six months ended March 31, 2026, a $217 million tax benefit as a result of a tax position taken on certain expenses;
•For the six months ended March 31, 2026, a $333 million deferred tax benefit due to a change in the U.S. taxation of certain foreign earnings; and
•For the three and six months ended March 31, 2025, a $222 million tax benefit as a result of a tax position taken on certain expenses, partially offset by a $71 million tax expense related to the resolution of a tax matter.
For the three and six months ended March 31, 2026, the Company’s gross unrecognized tax benefits increased $24 million and $37 million, respectively, and the Company’s net unrecognized tax benefits increased $22 million and $33 million, respectively. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions.
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
Note 15—Legal Matters
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

The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2026	2025
	(in millions)
Balance as of beginning of period	$3,033	$1,727
Provision for uncovered legal matters	143	25
Provision for covered legal matters	915	1,034
Payments for legal matters	(3,110)	(710)
Balance as of end of period	$981	$2,076
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2026	2025
	(in millions)
Balance as of beginning of period	$2,698	$1,537
Provision for interchange multidistrict litigation	894	1,019
Payments for U.S. covered litigation	(2,977)	(580)
Balance as of end of period	$615	$1,976
For the six months ended March 31, 2026, the Company recorded additional accruals of $894 million and deposited $625 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

The following table summarizes the accrual activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2026	2025
	(in millions)
Balance as of beginning of period	$9	$72
Provision for VE territory covered litigation	21	15
Payments for VE territory covered litigation	(9)	(24)
Balance as of end of period	$21	$63
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Class Actions
On November 10, 2025, Visa and Mastercard entered into a superseding and amended settlement agreement to resolve the Injunctive Relief Class claims and the Injunctive Relief Class plaintiffs filed a motion for preliminary approval of the settlement.
On April 21, 2026, three merchants that are members of the Damages Class filed a motion for partial summary judgment in MDL 1720 seeking a declaration that the forward-looking release in the Amended Settlement Agreement resolving the Damages Class claims is invalid and unenforceable under federal law. See Potayto-Potahto Interchange Litigation.
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 94% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs. As a result of settlements reached during the three months ended March 31, 2026, all actions that were scheduled for trial beginning in April 2026 in the Southern District of New York have been resolved.
VE Territory Covered Litigation
Visa filed a jurisdictional challenge in the Dutch class action on December 17, 2025.
On February 18, 2026, the UK Competition Appeal Tribunal (CAT) issued a decision finding that, except in certain merchant categories, interchange was not passed on by merchants, and Visa has sought permission from the UK Court of Appeal to appeal that decision. On March 17, 2026, the UK Court of Appeal granted Visa permission to appeal the June 2025 decision by the CAT that certain interchange rates restrict competition under UK competition law.
Other Litigation
U.S. Debit Class Actions
On February 27, 2026, merchants and cardholders filed further amended consolidated complaints, both of which added several putative class representatives.
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
In the National ATM Council Class Action, on February 18, 2026, Visa and Mastercard filed a motion for summary judgment and plaintiffs filed a motion for partial summary judgment.
EMV Chip Liability Shift
On February 19, 2026, plaintiffs filed a motion for final approval of the class settlement with Visa and Mastercard, as well as the class settlement with Discover and American Express.
MiCamp Solutions
On December 11, 2025, the court granted Visa’s motion to dismiss and dismissed plaintiffs’ case without further leave to amend.
German ATM Litigation
Several of Visa’s jurisdictional challenges are pending in the German Federal Court of Justice.
Europe Interchange Litigation
On April 20, 2026, a group of merchants from across Europe filed a claim in the UK High Court against several Visa entities. The merchants allege that interchange fees on transactions in Europe are an unlawful restriction of competition and seek damages for the period from January 1, 2019 to present.
Potayto-Potahto Interchange Litigation
On April 21, 2026, Potayto-Potahto, LLC and two other merchants filed a class action complaint in the U.S. District Court for the Southern District of New York against Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated, and Mastercard International Incorporated, asserting violations of federal antitrust laws consistent with allegations made in MDL 1720. The complaint is brought on behalf of merchants that have accepted Visa and/or Mastercard credit cards since January 25, 2019, and seeks damages from that date. See Interchange Multidistrict Litigation (MDL) - Class Actions.

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
Financial overview. A summary of our GAAP and non-GAAP operating results is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages and per share data)
Net revenue	$11,230	$9,594	17%	$22,131	$19,104	16%
Operating expenses	$3,996	$4,159	(4%)	$8,160	$7,435	10%
Net income	$6,021	$4,577	32%	$11,874	$9,696	22%
Diluted earnings per share	$3.14	$2.32	36%	$6.17	$4.90	26%

Non-GAAP operating expenses(2)	$3,599	$3,071	17%	$6,990	$5,988	17%
Non-GAAP net income(2)	$6,342	$5,442	17%	$12,466	$10,905	14%
Non-GAAP diluted earnings per share(2)	$3.31	$2.76	20%	$6.48	$5.51	18%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a reconciliation of our GAAP to non-GAAP financial measures, see tables in Non-GAAP Financial Measures below.
Highlights. For the three and six months ended March 31, 2026, net revenue increased 17% and 16% over the prior-year comparable periods, respectively, primarily due to the growth in nominal cross-border volume, nominal payments volume and processed transactions, partially offset by higher client incentives. See Results of Operations—Net Revenue below for further discussion. For the three and six months ended March 31, 2026, exchange rate movements increased our net revenue growth by approximately one percentage point.
For the three months ended March 31, 2026, operating expenses decreased 4% over the prior-year comparable period, primarily driven by lower litigation provision, partially offset by higher personnel and marketing expenses. For the six months ended March 31, 2026, operating expenses increased 10% over the prior-year comparable period, primarily driven by higher marketing, personnel and professional fees. See Results of Operations—Operating Expenses below for further discussion. For the three and six months ended March 31, 2026, exchange rate movements negatively impacted our operating expense growth by approximately two percentage points.
For the three and six months ended March 31, 2026, non-GAAP operating expenses increased 17% over the prior-year comparable periods, primarily driven by higher personnel, marketing and professional fees.
Acquisition. In February 2026, we acquired Prisma Medios de Pago S.A.U. (Prisma) and Newpay S.A.U. (Newpay) in Argentina for a total purchase consideration of $1.5 billion in cash. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Senior notes. In February 2026, we issued fixed-rate senior notes in a public offering in an aggregate principal amount of $3.0 billion, with maturities ranging between 3 and 10 years. See Note 8—Debt to our unaudited consolidated financial statements.

Interchange multidistrict litigation. For the six months ended March 31, 2026, we recorded additional accruals of $894 million to address claims associated with the interchange multidistrict litigation. We also made deposits of $625 million into the U. S. litigation escrow account. The additional accruals related to the interchange multidistrict litigation could be higher or lower than the deposits made into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 15—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. For the six months ended March 31, 2026, we repurchased 36 million shares of our class A common stock in the open market for $11.7 billion. As of March 31, 2026, our share repurchase program had remaining authorized funds of $13.2 billion. In April 2026, our board of directors authorized a new $20.0 billion share repurchase program, providing multi-year flexibility. See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements.
Payments Volume and Processed Transactions
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
The following tables present nominal payments and cash volume:

	U.S.		International		Visa
	Three Months Ended December 31,(1)
	2025	2024	2025	2024	2025	2024
	(in billions)
Nominal payments volume
Consumer credit	$685	$642	$867	$795	$1,552	$1,437
Consumer debit(2)	856	806	973	842	1,829	1,648
Commercial(3)	293	272	193	167	486	439
Total nominal payments volume(4)	$1,835	$1,720	$2,033	$1,804	$3,868	$3,525
Cash volume(5)	150	150	509	481	658	630
Total nominal volume(4),(6)	$1,984	$1,870	$2,542	$2,285	$4,526	$4,155

	U.S.		International		Visa
	Six Months Ended December 31,(1)
	2025	2024	2025	2024	2025	2024
	(in billions)
Nominal payments volume
Consumer credit	$1,338	$1,252	$1,709	$1,568	$3,047	$2,820
Consumer debit(2)	1,689	1,577	1,906	1,670	3,595	3,247
Commercial(3)	583	540	376	327	959	867
Total nominal payments volume(4)	$3,610	$3,370	$3,991	$3,565	$7,601	$6,934
Cash volume(5)	302	300	1,001	958	1,303	1,259
Total nominal volume(4),(6)	$3,913	$3,670	$4,992	$4,523	$8,904	$8,193

The following table presents the changes in nominal and constant payments and cash volume:

	U.S.	International		Visa		U.S.	International		Visa
	Three Months Ended December 31, 2025 vs. 2024(1),(4)					Six Months Ended December 31, 2025 vs. 2024(1),(4)
	Nominal	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	7%	9%	8%	8%	7%	7%	9%	8%	8%	8%
Consumer debit growth(2)	6%	16%	10%	11%	8%	7%	14%	10%	11%	9%
Commercial growth(3)	8%	16%	13%	11%	10%	8%	15%	13%	11%	10%
Total payments volume growth	7%	13%	9%	10%	8%	7%	12%	10%	10%	8%
Cash volume growth(5)	—%	6%	2%	4%	1%	1%	4%	2%	4%	1%
Total volume growth	6%	11%	8%	9%	7%	7%	10%	8%	9%	7%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the three and six months ended March 31, 2026 and 2025, respectively, was based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2025 and 2024, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change(1)	2026(1)	2025(1)	% Change(1)
	(in millions, except percentages)
Visa processed transactions	66,086	60,651	9%	135,485	124,448	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenue
The following table presents our net revenue earned in the U.S. and internationally:

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages)
U.S.	$4,319	$3,811	13%	$8,482	$7,549	12%
International	6,911	5,783	20%	13,649	11,555	18%
Net revenue	$11,230	$9,594	17%	$22,131	$19,104	16%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased over the three and six-month prior-year comparable periods primarily due to the growth in nominal cross-border volume, nominal payments volume and processed transactions, partially offset by higher client incentives. Volume growth was driven primarily by continued resilience in consumer spending and ongoing expansion in digital commerce. Cross-border volume growth was supported by cross-border ecommerce and travel-related activity. Nominal payments volume growth of 10% was supported by broad-based growth across both credit and debit spending, with ecommerce continuing to grow faster than face-to-face spend. We expect that the ongoing shift toward digital commerce and electronic payments will continue; however, the extent to which these trends support volume increases will depend on a number of factors, including consumer spending levels and broader macroeconomic conditions.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. For the three and six months ended March 31, 2026, exchange rate movements increased our net revenue growth by approximately one percentage point. Foreign exchange rate movements and volatility have contributed to periodic variability in our results, and may continue to do so in the future.
The following table presents the components of our net revenue:

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages)
Service revenue	$4,981	$4,399	13%	$9,741	$8,607	13%
Data processing revenue	5,543	4,701	18%	11,087	9,446	17%
International transaction revenue	3,631	3,291	10%	7,283	6,733	8%
Other revenue	1,320	937	41%	2,534	1,849	37%
Client incentives	(4,245)	(3,734)	14%	(8,514)	(7,531)	13%
Net revenue	$11,230	$9,594	17%	$22,131	$19,104	16%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased over the three and six-month prior-year comparable periods primarily due to growth in nominal payments volume of 10%, select pricing modifications and growth in card benefits.
•Data processing revenue increased over the three and six-month prior-year comparable periods primarily due to growth in processed transactions of 9%, select pricing modifications, growth in value-added services and higher cross-border transaction mix.
•International transaction revenue increased over the three and six-month prior-year comparable periods primarily due to growth in nominal cross-border volume of 17% and 16%, respectively, excluding transactions within Europe, partially offset by business mix and lower volatility of a broad range of currencies.
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
For the three months ended March 31, 2026 and 2025, revenue from value-added services was $3.3 billion and $2.6 billion, respectively. For the six months ended March 31, 2026 and 2025, revenue from value-added services was $6.5 billion and $5.0 billion, respectively. Value-added services revenue increased 29% and 31% over the three and six-month prior-year comparable periods, respectively, primarily due to growth in Issuing Solutions, Advisory and Other Services and Acceptance Solutions.
Growth in value-added services revenue over the three and six-month prior-year comparable periods was primarily due to underlying business drivers, which included client consulting and marketing engagements, processed transactions and number and mix of payment credentials; and pricing. Client consulting engagements increased 32% and 35% over the three and six-month prior-year comparable periods, respectively, and demand for marketing services increased primarily due to sponsorship events, including the FIFA World Cup 2026TM and the Olympic and Paralympic Winter Games Milano Cortina 2026. Processed transactions increased 9% over the three and six-month prior-year comparable periods, and payment credentials increased 6% over the prior-year comparable period.(1)
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages)
Personnel	$1,841	$1,657	11%	$3,605	$3,470	4%
Marketing	545	381	44%	955	687	39%
Network and processing	260	224	16%	493	431	14%
Professional fees	238	173	37%	446	316	41%
Depreciation and amortization	333	305	9%	659	587	12%
General and administrative	450	419	8%	965	900	7%
Litigation provision	329	1,000	(67%)	1,037	1,044	(1%)
Total operating expenses	$3,996	$4,159	(4%)	$8,160	$7,435	10%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased over the three and six-month prior-year comparable periods primarily due to a higher number of employees and compensation focused on areas that will drive higher long-term growth, including acquisitions. The increase during the six months ended March 31, 2026 was partially offset by severance costs in the prior year to realign our organizational structure.
•Marketing expenses increased over the three and six-month prior-year comparable periods primarily due to higher spending for client marketing and various campaigns, both driven in part by the Olympic and Paralympic Winter Games Milano Cortina 2026 and the FIFA World Cup 2026TM.
•Professional fees increased over the three and six-month prior-year comparable periods primarily due to higher expenses associated with client engagements, costs incurred in the current period in connection with our acquisition of Prisma and Newpay, and higher legal fees.
•Litigation provision decreased over the three and six-month prior-year comparable periods primarily due to lower accruals related to the U.S. covered litigation, partially offset by higher accruals related to uncovered legal matters. See Note 15—Legal Matters to our unaudited consolidated financial statements.
(1) Growth is calculated based on payment credentials as of December 31, 2025 and 2024 as reported by our financial institution clients.

Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages)
Interest expense	$(178)	$(158)	12%	$(372)	$(340)	9%
Investment income (expense) and other	118	161	(26%)	301	309	(3%)
Total non-operating income (expense)	$(60)	$3	NM	$(71)	$(31)	129%
NM – Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Investment income (expense) and other decreased over the three and six-month prior-year comparable periods primarily due to lower interest income on our cash and investments, partially offset by lower losses on our equity investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Effective income tax rate	16%	16%	15%	17%
The effective income tax rates for the three and six-month prior-year comparable periods differ primarily due to the following:
•For the three and six months ended March 31, 2026, a $217 million tax benefit as a result of a tax position taken on certain expenses;
•For the six months ended March 31, 2026, a $333 million deferred tax benefit due to a change in the U.S. taxation of certain foreign earnings; and
•For the three and six months ended March 31, 2025, a $222 million tax benefit as a result of a tax position taken on certain expenses, partially offset by a $71 million tax expense related to the resolution of a tax matter.
Non-GAAP Financial Measures
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
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. For the three and six months ended March 31, 2026 and 2025, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1 and class B-2 common stock ultimately convert into shares of class A common stock. For the three and six months ended March 31, 2026 and 2025, basic and diluted earnings per class A common stock was unchanged, as a result of the downward adjustments of the class B-1 and B-2 common stock conversion rates during the periods. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 15—Legal Matters to our unaudited consolidated financial statements.
•Deferred tax benefit. For the six months ended March 31, 2026, we recorded a deferred tax benefit within income tax provision due to a change in the U.S. taxation of certain foreign earnings. We have excluded this one-time non-cash benefit as it is not representative of our ongoing operations.
•Severance costs. For the six months ended March 31, 2025, we recorded severance costs within personnel expense to realign our organizational structure and focus on areas that will drive higher long-term growth. This broad-based optimization effort has been excluded as it is not representative of our ongoing operations.
•Lease consolidation costs. For the six months ended March 31, 2025, we recorded a charge within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded this amount as it does not reflect the underlying performance of our business.

Non-GAAP operating expenses, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with GAAP. The following tables reconcile our GAAP to non-GAAP financial measures:

	Three Months Ended March 31, 2026
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$3,996	$(60)	$1,153	16.1%	$6,021	$3.14
(Gains) losses on equity investments, net	—	15	3		12	0.01
Amortization of acquired intangible assets	(50)	—	13		37	0.02
Acquisition-related costs	(36)	—	6		30	0.02
Litigation provision	(311)	—	69		242	0.13
Non-GAAP	$3,599	$(45)	$1,244	16.4%	$6,342	$3.31

	Six Months Ended March 31, 2026
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$8,160	$(71)	$2,026	14.6%	$11,874	$6.17
(Gains) losses on equity investments, net	—	22	5		17	0.01
Amortization of acquired intangible assets	(104)	—	27		77	0.04
Acquisition-related costs	(48)	—	7		41	0.02
Litigation provision	(1,018)	—	228		790	0.41
Deferred tax benefit	—	—	333		(333)	(0.17)
Non-GAAP	$6,990	$(49)	$2,626	17.4%	$12,466	$6.48

	Three Months Ended March 31, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$4,159	$3	$861	15.8%	$4,577	$2.32
(Gains) losses on equity investments, net	—	23	5		18	0.01
Amortization of acquired intangible assets	(64)	—	16		48	0.02
Acquisition-related costs	(32)	—	3		29	0.02
Litigation provision	(992)	—	222		770	0.39
Non-GAAP	$3,071	$26	$1,107	16.9%	$5,442	$2.76

	Six Months Ended March 31, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$7,435	$(31)	$1,942	16.7%	$9,696	$4.90
(Gains) losses on equity investments, net	—	98	22		76	0.04
Amortization of acquired intangible assets	(110)	—	27		83	0.04
Acquisition-related costs	(66)	—	5		61	0.03
Severance costs	(213)	—	45		168	0.08
Lease consolidation costs	(39)	—	9		30	0.02
Litigation provision	(1,019)	—	228		791	0.40
Non-GAAP	$5,988	$67	$2,278	17.3%	$10,905	$5.51
(1)Determined by applying applicable tax rates.
(2)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2026	2025
	(in millions)
Total cash provided by (used in):
Operating activities	$9,788	$10,091
Investing activities	$(517)	$660
Financing activities	$(15,396)	$(11,135)
Operating activities. Cash provided by operating activities decreased over the six-month prior-year comparable period primarily due to higher litigation payments, timing of payments related to income taxes and higher incentive payments, partially offset by growth in our underlying business.
Investing activities. Cash used in investing activities increased over the six-month prior-year comparable period primarily due to lower proceeds from maturities and sales of investment securities.
Financing activities. Cash used in financing activities increased over the six-month prior-year comparable period primarily due to the principal debt repayment upon maturity of senior notes due December 2025 and higher share repurchases, partially offset by proceeds received from the issuance of senior notes.
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

Senior notes. In February 2026, we issued fixed-rate senior notes in a public offering in an aggregate principal amount of $3.0 billion, with maturities ranging between 3 and 10 years. See Note 8—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2025, except as discussed below.
Common stock repurchases. For the six months ended March 31, 2026, we repurchased shares of our class A common stock in the open market for $11.7 billion. As of March 31, 2026, our share repurchase program had remaining authorized funds of $13.2 billion. In April 2026, our board of directors authorized a new $20.0 billion share repurchase program, providing multi-year flexibility. See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. For the six months ended March 31, 2026, we declared and paid $2.6 billion in dividends to holders of our common and preferred stock. On April 28, 2026, our board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements.
Senior notes. During the six months ended March 31, 2026, we repaid $4.0 billion of principal upon maturity of our senior notes due December 2025. A principal payment on our senior notes of €1.4 billion ($1.6 billion) is due in June 2026 for which we have sufficient liquidity. See Note 8—Debt to our unaudited consolidated financial statements.
Acquisition. In February 2026, we acquired Prisma and Newpay in Argentina for a total purchase consideration of $1.5 billion in cash. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Litigation. For the six months ended March 31, 2026, we deposited $625 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of March 31, 2026 was $665 million and is reflected as restricted cash equivalents in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 15—Legal Matters to our unaudited consolidated financial statements.
Indemnifications
We indemnify our issuing and acquiring clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our operating rules. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain and regularly review global settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. Recent regulatory developments in Brazil, including enhanced requirements for payment scheme operators like Visa, may increase our settlement-related risks and residual exposure.
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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
See Note 15—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for developments concerning the Company’s current material legal proceedings since the Company's Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 1A.	Risk Factors
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
January 1 – 31, 2026	4	$336.11	4	$19,877
February 1 – 28, 2026	12	$322.96	12	$16,112
March 1 – 31, 2026	9	$311.56	9	$13,230
Total	25	$320.66	25
(1)Includes applicable taxes.
See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(c) Trading Plans
None.

ITEM 6.	Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

3.1	Ninth Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/28/2026

4.1	Form of 3.800% Senior Notes due 2029	8-K	001-33977	4.1	2/12/2026

4.2	Form of 4.100% Senior Notes due 2031	8-K	001-33977	4.2	2/12/2026

4.3	Form of 4.400% Senior Notes due 2033	8-K	001-33977	4.3	2/12/2026

4.4	Form of 4.700% Senior Notes due 2036	8-K	001-33977	4.4	2/12/2026

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	April 28, 2026	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2026	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2026	By:	/s/ Peter Andreski
		Name:	Peter Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)