Form 10-Q
period 2026-06-30
VISA INC.
filed 2026-07-29
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of July 21, 2026, the registrant’s shares of common stock outstanding were as follows:

Class	Shares outstanding
Class A common stock	1,704,112,694
Class B-1 common stock	2,180,148
Class B-2 common stock	486,669
Class B-3 common stock	60,589,871
Class C common stock	17,059,152

VISA

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2026	September 30, 2025
	(in millions, except per share data)
Assets
Cash and cash equivalents	$12,359	$17,164
Restricted cash equivalents—U.S. litigation escrow	888	2,990
Investment securities	1,433	1,833
Settlement receivable	2,400	4,191
Accounts receivable	3,527	3,126
Customer collateral	4,310	3,625
Current portion of client incentives	2,523	2,158
Prepaid expenses and other current assets	3,562	2,679
Total current assets	31,002	37,766
Investment securities	150	999
Client incentives	5,884	5,157
Property, equipment and technology, net	4,858	4,236
Goodwill	20,825	19,879
Intangible assets, net	27,532	27,646
Other assets	4,339	3,944
Total assets	$94,590	$99,627
Liabilities
Accounts payable	$553	$555
Settlement payable	3,277	4,568
Customer collateral	4,310	3,625
Accrued compensation and benefits	2,219	1,863
Client incentives	11,429	10,369
Accrued liabilities	5,409	5,466
Current maturities of debt	2,996	5,569
Accrued litigation	1,274	3,033
Total current liabilities	31,467	35,048
Long-term debt	20,862	19,602
Deferred tax liabilities	5,219	5,549
Other liabilities	1,864	1,519
Total liabilities	59,412	61,718
Commitments and contingencies (Note 14 and Note 16)
Equity
Preferred stock, $0.0001 par value, 5 shares issued and outstanding as of June 30, 2026 and September 30, 2025	514	745
Common stock, $0.0001 par value:
Class A common stock, 1,702 and 1,691 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	—	—
Class B-1, B-2 and B-3 total common stock, 63 and 125 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	—	—
Class C common stock, 18 and 9 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	—	—
Right to recover for covered losses	(111)	(124)
Additional paid-in capital	22,168	21,934
Accumulated income	12,753	15,106
Accumulated other comprehensive income (loss):
Investment securities	2	12
Defined benefit pension and other postretirement plans	(25)	(32)
Derivative instruments	(129)	(307)
Foreign currency translation adjustments	6	575
Total accumulated other comprehensive income (loss)	(146)	248
Total equity	35,178	37,909
Total liabilities and equity	$94,590	$99,627
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Net revenue	$11,633	$10,172	$33,764	$29,276

Operating Expenses
Personnel	2,458	1,749	6,063	5,219
Marketing	649	421	1,604	1,108
Network and processing	280	224	773	655
Professional fees	246	187	692	503
Depreciation and amortization	367	317	1,026	904
General and administrative	503	482	1,468	1,382
Litigation provision	253	615	1,290	1,659
Total operating expenses	4,756	3,995	12,916	11,430
Operating income	6,877	6,177	20,848	17,846

Non-operating Income (Expense)
Interest expense	(194)	(39)	(566)	(379)
Investment income (expense) and other	150	195	451	504
Total non-operating income (expense)	(44)	156	(115)	125
Income before income taxes	6,833	6,333	20,733	17,971
Income tax provision	1,205	1,061	3,231	3,003
Net income	$5,628	$5,272	$17,502	$14,968

Basic Earnings Per Share
Class A common stock	$2.97	$2.69	$9.15	$7.60
Class B-1 common stock	$4.59	$4.21	$14.18	$11.88
Class B-2 common stock	$4.47	$4.13	$13.85	$11.70
Class B-3 common stock(1)	$4.47	$—	$13.77	$—
Class C common stock	$11.87	$10.78	$36.58	$30.39

Basic Weighted-average Shares Outstanding
Class A common stock	1,673	1,709	1,678	1,720
Class B-1 common stock	3	5	4	5
Class B-2 common stock	53	120	98	120
Class B-3 common stock(1)	34	—	11	—
Class C common stock	18	9	12	9

Diluted Earnings Per Share
Class A common stock	$2.97	$2.69	$9.14	$7.59
Class B-1 common stock	$4.59	$4.20	$14.17	$11.87
Class B-2 common stock	$4.47	$4.13	$13.83	$11.69
Class B-3 common stock(1)	$4.47	$—	$13.76	$—
Class C common stock	$11.86	$10.77	$36.55	$30.35

Diluted Weighted-average Shares Outstanding
Class A common stock	1,898	1,959	1,916	1,973
Class B-1 common stock	3	5	4	5
Class B-2 common stock	53	120	98	120
Class B-3 common stock(1)	34	—	11	—
Class C common stock	18	9	12	9
(1)No shares of class B-3 common stock were outstanding prior to the class B-1 and B-2 common stock exchange offer. See Note 11—Stockholders’ Equity for further details.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$5,628	$5,272	$17,502	$14,968
Other comprehensive income (loss):
Investment securities:
Net unrealized gain (loss)	(4)	(3)	(13)	(23)
Income tax effect	1	1	3	5
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	—	(2)	3	4
Income tax effect	—	—	—	(1)
Reclassification adjustments	(2)	(4)	4	(1)
Income tax effect	1	—	—	—
Derivative instruments:
Net unrealized gain (loss)	6	(221)	41	(183)
Income tax effect	2	38	3	36
Reclassification adjustments	33	40	169	8
Income tax effect	(8)	(7)	(35)	(4)
Foreign currency translation adjustments:
Translation adjustments	(177)	1,050	(411)	574
Income tax effect	(20)	144	(158)	102
Other comprehensive income (loss)	(168)	1,036	(394)	517
Comprehensive income	$5,460	$6,308	$17,108	$15,485
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2026
	Preferred Stock			Common Stock and Additional Paid-in Capital				Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$528	1,794		$22,033		$(44)	$13,122	$22	$35,661
Net income									5,628		5,628
Other comprehensive income (loss)										(168)	(168)
VE territory covered losses								(80)			(80)
Recovery through conversion rate adjustments			(11)					13	(3)		(1)
Conversions to class A common stock	—	(1)	(3)	42		3					—
Class B-1 and B-2 common stock exchange offer				(39)		—	(1)				—
Share-based compensation						222					222
Stock issued under equity plans				—	(1)	71					71
Shares withheld for taxes related to stock issued under equity plans				—	(1)	(4)					(4)
Cash dividends declared and paid, at a quarterly amount of $0.67 per class A common stock									(1,273)		(1,273)
Repurchases of class A common stock				(14)		(157)			(4,721)		(4,878)
Balance as of end of period	5		$514	1,783		$22,168		$(111)	$12,753	$(146)	$35,178
(1)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2026
	Preferred Stock				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$745	(1)	1,825	$21,934		$(124)	$15,106	$248	$37,909
Net income									17,502		17,502
Other comprehensive income (loss)										(394)	(394)
VE territory covered losses								(108)			(108)
Recovery through conversion rate adjustments			(120)					121	(3)		(2)
Conversions to class A common stock	—	(2)	(111)		44	111					—
Class B-1 and B-2 common stock exchange offer					(39)	—	(2)				—
Share-based compensation						728					728
Stock issued under equity plans					4	204					204
Shares withheld for taxes related to stock issued under equity plans					(1)	(272)					(272)
Cash dividends declared and paid, at a quarterly amount of $0.67 per class A common stock									(3,852)		(3,852)
Repurchases of class A common stock					(50)	(537)			(16,000)		(16,537)
Balance as of end of period	5		$514	(1)	1,783	$22,168		$(111)	$12,753	$(146)	$35,178
(1)As of June 30, 2026 and September 30, 2025, the book value of series A convertible participating preferred stock (series A preferred stock) was $402 million and $513 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended June 30, 2025
	Preferred Stock			Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount	Shares		Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$880	1,849		$21,579	$(120)	$16,518	$(827)	$38,030
Net income								5,272		5,272
Other comprehensive income (loss)									1,036	1,036
VE territory covered losses							2			2
Conversions to class A common stock	—	(1)	(9)	1		9				—
Share-based compensation						223				223
Stock issued under equity plans				—	(1)	95				95
Shares withheld for taxes related to stock issued under equity plans				—	(1)	(12)				(12)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(1,154)		(1,154)
Repurchases of class A common stock				(14)		(148)		(4,680)		(4,828)
Balance as of end of period	5		$871	1,836		$21,746	$(118)	$15,956	$209	$38,664
(1)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2025
	Preferred Stock				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$1,031	(1)	1,868	$21,229	$(104)	$17,289	$(308)	$39,137
Net income								14,968		14,968
Other comprehensive income (loss)									517	517
VE territory covered losses							(22)			(22)
Recovery through conversion rate adjustments			(8)				8			—
Conversions to class A common stock	—	(2)	(152)		5	152				—
Share-based compensation						706				706
Stock issued under equity plans					4	341				341
Shares withheld for taxes related to stock issued under equity plans					(1)	(254)				(254)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(3,488)		(3,488)
Repurchases of class A common stock					(40)	(428)		(12,813)		(13,241)
Balance as of end of period	5		$871	(1)	1,836	$21,746	$(118)	$15,956	$209	$38,664
(1)As of June 30, 2025 and September 30, 2024, the book value of series A preferred stock was $388 million and $540 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and series C preferred stock.
(2)Increase or decrease is less than one million.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities
Net income	$17,502	$14,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	13,194	11,503
Share-based compensation	728	706
Depreciation and amortization	1,026	904
Deferred income taxes	(638)	347
VE territory covered losses	(108)	(22)
(Gains) losses on equity investments, net	31	133
Other	16	70
Change in operating assets and liabilities:
Settlement receivable	1,761	(211)
Accounts receivable	(368)	(334)
Client incentives	(13,121)	(11,253)
Other assets	(832)	(18)
Accounts payable	(28)	(14)
Settlement payable	(1,436)	619
Accrued and other liabilities	373	(1,199)
Accrued litigation	(1,758)	622
Net cash provided by (used in) operating activities	16,342	16,821
Investing Activities
Purchases of property, equipment and technology	(1,178)	(1,093)
Purchases of investment securities	(50)	—
Proceeds from maturities and sales of investment securities	1,280	2,468
Acquisitions, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired	(705)	(887)
Purchases of other investments	(97)	(41)
Other investing activities	(5)	(43)
Net cash provided by (used in) investing activities	(755)	404
Financing Activities
Repurchases of class A common stock	(16,430)	(13,389)
Repayments of senior notes	(5,565)	—
Dividends paid	(3,852)	(3,488)
Proceeds from issuance of senior notes	2,995	3,924
Net proceeds from issuance (repayments) of commercial paper	1,496	—
Proceeds from stock issued under equity plans	204	341
Taxes paid related to stock issued under equity plans	(272)	(254)
Other financing activities	(116)	(97)
Net cash provided by (used in) financing activities	(21,540)	(12,963)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(266)	416
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(6,219)	4,678
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	24,987	19,763
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$18,768	$24,441
Supplemental Disclosure
Cash paid for income taxes, net(1)	$4,887	$3,587
Interest payments on debt	$600	$539
Accruals related to purchases of property, equipment and technology	$125	$51
(1)For the nine months ended June 30, 2026 and 2025, the amount includes cash paid for federal transferable tax credits of $1.8 billion and $1.3 billion, respectively.

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
The following table summarizes the purchase price allocation in aggregate for Prisma and Newpay:

	Purchase Price Allocation	Weighted-Average Useful Life of Intangibles
	(in millions)	(in years)
Technology	$184	3
Customer relationships	405	6
Deferred tax liabilities	(199)
Other net assets acquired (liabilities assumed)(1)	85
Goodwill	1,034
Total	$1,509	5
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
Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Service revenue	$4,922	$4,330	$14,663	$12,937
Data processing revenue	6,042	5,153	17,129	14,599
International transaction revenue	3,853	3,633	11,136	10,366
Other revenue	1,496	1,028	4,030	2,877
Client incentives	(4,680)	(3,972)	(13,194)	(11,503)
Net revenue	$11,633	$10,172	$33,764	$29,276

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
U.S.	$4,410	$3,927	$12,892	$11,476
International	7,223	6,245	20,872	17,800
Net revenue	$11,633	$10,172	$33,764	$29,276
For the three months ended June 30, 2026 and 2025, revenue from value-added services was $3.8 billion and $2.8 billion, respectively. For the nine months ended June 30, 2026 and 2025, revenue from value-added services was $10.3 billion and $7.8 billion, respectively. Revenue from value-added services is recognized within data processing, other and service revenue.
As of June 30, 2026 and September 30, 2025, deferred revenue was $1.9 billion and $1.7 billion, respectively. Deferred revenue is recorded in accrued liabilities on the consolidated balance sheets.
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of June 30, 2026, the remaining performance obligations were $5.6 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	June 30, 2026	September 30, 2025
	(in millions)
Cash and cash equivalents	$12,359	$17,164
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	888	2,990
Customer collateral	4,310	3,625
Prepaid expenses and other current assets	1,211	1,208
Cash, cash equivalents, restricted cash and restricted cash equivalents	$18,768	$24,987
Note 5—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation (U.S. covered litigation) are paid. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. See Note 16—Legal Matters.
The following table presents the changes in the U.S. litigation escrow account:

	Nine Months Ended June 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$2,990	$3,089
Deposits into the U.S. litigation escrow account	875	375
Payments to opt-out and injunctive relief class merchants(1), net of interest earned on escrow funds	(2,977)	(768)
Balance as of end of period	$888	$2,696
(1)These payments are associated with the interchange multidistrict litigation. See Note 16—Legal Matters.

Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (VE territory covered litigation). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (VE territory covered losses) through periodic adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock. VE territory covered losses are recorded in stockholders’ equity in the contra-equity account right to recover for covered losses before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in right to recover for covered losses is then recorded against the book value of the preferred stock, or against accumulated income once the book value of the preferred stock has been reduced to zero.
The following tables present the activities in the preferred stock and right to recover for covered losses within stockholders’ equity:

	Nine Months Ended June 30, 2026
	Preferred Stock			Right to Recover for Covered Losses
	Series B		Series C
	(in millions)
Balance as of beginning of period	$67		$165	$(124)
VE territory covered losses(1)	—		—	(108)
Recovery through conversion rate adjustments(2)	(67)	(3)	(53)	121
Balance as of end of period	$—		$112	$(111)

	Nine Months Ended June 30, 2025
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$104	$387	$(104)
VE territory covered losses(1)	—	—	(22)
Recovery through conversion rate adjustments	(5)	(3)	8
Balance as of end of period	$99	$384	$(118)
(1)VE territory covered losses reflect litigation provision for settlements with merchants and additional legal costs. See Note 16—Legal Matters.
(2)Adjustments to right to recover for covered losses for the conversion rate adjustments differ from the actual recovered amounts due to differences in foreign exchange rates between the time the losses were incurred and the subsequent recovery through the conversion rate adjustments.
(3)For the nine months ended June 30, 2026, the Company recognized a $3 million reduction to accumulated income within stockholders’ equity related to conversion rate adjustments for its series B preferred stock.

The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded within the Company’s consolidated balance sheets:

	June 30, 2026		September 30, 2025
	As-converted Value(1),(2)	Book Value	As-converted Value(1),(3)	Book Value
	(in millions)
Series B preferred stock	$496	$—	$566	$67
Series C preferred stock	773	112	823	165
Total	1,269	112	1,389	232
Less: right to recover for covered losses	(111)	(111)	(124)	(124)
Total recovery for covered losses available	$1,158	$1	$1,265	$108
(1)Figures in the table may not recalculate exactly due to rounding. As-converted value is based on unrounded numbers.
(2)As of June 30, 2026, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.5830 and 0.7140, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $343.09, Visa’s class A common stock closing stock price.
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
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$8,284	$13,760	$—	$—
Investment securities:
Marketable equity securities	446	411	—	—
U.S. government-sponsored debt securities	—	—	79	305
U.S. Treasury securities	1,058	2,116	—	—
Other current and non-current assets:
Money market funds	33	28	—	—
Derivative instruments	—	—	186	62
Total	$9,821	$16,315	$265	$367
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$297	$268	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	234	319
Total	$297	$268	$234	$319
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

	June 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$79	$—	$—	$79
U.S. Treasury securities	1,055	3	—	1,058
Total	$1,134	$3	$—	$1,137

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$304	$1	$—	$305
U.S. Treasury securities	2,101	15	—	2,116
Total	$2,405	$16	$—	$2,421
The stated maturities of debt securities were as follows:

June 30, 2026
(in millions)
Due within one year	$1,137
Due after one year through five years	—
Total	$1,137
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

The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	June 30, 2026	September 30, 2025
	(in millions)
Initial cost basis	$717	$711
Adjustments:
Upward adjustments	580	564
Downward adjustments, including impairment	(219)	(219)
Carrying amount	$1,078	$1,056
Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Upward adjustments	$6	$4	$16	$11
Downward adjustments, including impairment	$—	$(2)	$—	$(51)
Other Fair Value Disclosures
Senior notes. The Company’s senior notes are measured at amortized cost on the consolidated balance sheets. The fair value of the senior notes, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, instruments. If measured at fair value in the financial statements, these senior notes would be classified as Level 2 in the fair value hierarchy. As of June 30, 2026, the carrying value and estimated fair value of the senior notes was $22.4 billion and $20.4 billion, respectively. As of September 30, 2025, the carrying value and estimated fair value of the senior notes was $25.2 billion and $23.3 billion, respectively.
Other financial instruments not measured at fair value. As of June 30, 2026, the carrying values of settlement receivable and payable, accounts receivable and payable, commercial paper and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
Non-financial assets. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are subject to non-recurring fair value measurements if they are deemed to be impaired. The Company performed an annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2026, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that impairment existed as of June 30, 2026.
Note 7—Leases
As of June 30, 2026, the Company had additional leases that had not yet commenced with estimated future payments of $640 million. These leases are expected to commence between fiscal 2027 and 2029 with lease terms between 9 and 14 years.

Note 8—Debt
The Company had outstanding debt as follows:

	June 30, 2026	September 30, 2025	Effective Interest Rate(1)
	(in millions, except percentages)
Commercial paper(2)	$1,500	$—
U.S. dollar notes
3.15% Senior Notes due December 2025	—	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
3.80% Senior Notes due February 2029	900	—	3.99%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
4.10% Senior Notes due February 2031	750	—	4.23%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.40% Senior Notes due February 2033	700	—	4.54%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.70% Senior Notes due February 2036	650	—	4.79%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	—	1,587	1.71%
2.25% Senior Notes due May 2028	1,428	1,470	2.57%
2.00% Senior Notes due June 2029	1,142	1,176	2.13%
3.125% Senior Notes due May 2033	1,142	1,176	3.20%
2.375% Senior Notes due June 2034	742	764	2.53%
3.50% Senior Notes due May 2037	742	764	3.62%
3.875% Senior Notes due May 2044	685	705	4.02%
Total debt	24,131	25,392
Unamortized discounts and debt issuance costs	(165)	(171)
Hedge accounting fair value adjustments(3)	(108)	(50)
Total carrying value of debt	$23,858	$25,171

Reported as:
Current maturities of debt	$2,996	$5,569
Long-term debt	20,862	19,602
Total carrying value of debt	$23,858	$25,171
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)As of June 30, 2026, the weighted-average interest rate for commercial paper outstanding was 3.77%.
(3)Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.

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
The Company’s outstanding senior notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The senior notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of June 30, 2026, the Company was in compliance with all related covenants. Each series of senior notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices.
During the nine months ended June 30, 2026, the Company repaid €1.35 billion ($1.6 billion) and $4.0 billion of principal upon maturity of the senior notes due June 2026 and December 2025, respectively.
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In July 2026, the Company increased the authorized amount of outstanding notes that can be issued under the program to $7.0 billion. As of July 28, 2026, the Company had $500 million of commercial paper outstanding.
Note 9—Settlement Guarantee Management
The Company indemnifies its issuing and acquiring clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa operating rules. This indemnification creates settlement risk for the Company due to the difference in timing between the payment transaction date and subsequent settlement date. The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. Historically, the Company has experienced minimal losses as a result of its settlement risk guarantee. However, the Company’s future obligations, which could be material under its guarantees, are not determinable as they are dependent upon future events.
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For the nine months ended June 30, 2026, the Company’s maximum daily settlement exposure was $168.6 billion and the average daily settlement exposure was $99.5 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, restricted cash equivalents, letters of credit, guarantees, pledged securities and beneficial rights to trust assets. As of June 30, 2026 and September 30, 2025, the Company had total collateral of $9.5 billion and $8.8 billion, respectively.
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

Note 11—Stockholders’ Equity
As-converted class A common stock. The number of shares outstanding and the number of shares of class A common stock on an as-converted basis were as follows:

	June 30, 2026					September 30, 2025
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		7	—	(2)	100.0000		8
Series B preferred stock	2		0.5830		1	2		0.6690		2
Series C preferred stock	3		0.7140		2	3		0.7640		2
Class A common stock	1,702		—		1,702	1,691		—		1,691
Class B-1 common stock	2		1.5445	(3)	3	5		1.5549	(3)	8
Class B-2 common stock	—	(2)	1.5014	(3)	1	120		1.5223	(3)	183
Class B-3 common stock	61		1.4953	(3)	91	—	(4)	—		—
Class C common stock	18		4.0000		73	9		4.0000		36
Total					1,880					1,930
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)The class B-1, B-2 and B-3 to class A common stock conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal. Conversion rates are presented on a rounded basis.
(4)No shares of class B-3 common stock were outstanding prior to the class B-1 and B-2 common stock exchange offer. See class B-1 and B-2 common stock exchange offer below for further details.
Reduction in as-converted shares. The following table presents the reduction in the number of as-converted class B-1, B-2 and B-3 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	Nine Months Ended June 30,
	2026	2025
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	3	1
Effective price per share(1)	$341.73	$346.79
Deposits into the U.S. litigation escrow account	$875	$375
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

The following table presents the reduction in the number of as-converted series B and C preferred stock after recovery of VE territory covered losses through conversion rate adjustments under the Europe retrospective responsibility plan:

	Nine Months Ended June 30, 2026				Nine Months Ended June 30, 2025
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$329.55		$330.40		$312.39		$312.39
Recovery through conversion rate adjustments	$70		$53		$5		$3
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
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Shares repurchased in the open market(1)	14	14	50	40
Average repurchase cost per share(2)	$330.71	$349.24	$328.29	$330.39
Total cost(2)	$4,878	$4,828	$16,537	$13,241
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. As of June 30, 2026 and 2025, shares repurchased in the open market include unsettled repurchases of $150 million and $61 million, respectively.
In April 2025, the Company’s board of directors authorized a $30.0 billion share repurchase program and in April 2026, authorized an additional $20.0 billion share repurchase program. Each authorization provides for multi-year flexibility and has no expiration date. As of June 30, 2026, the Company’s share repurchase programs had remaining authorized funds of $28.4 billion. All share repurchase programs authorized prior to April 2025 have been completed.
Class B-1 and B-2 common stock exchange offer. In May 2026, Visa accepted 3 million shares of class B-1 common stock and 120 million shares of class B-2 common stock tendered in the exchange offer. In exchange, Visa issued 61 million shares of class B-3 common stock and 23 million shares of class C common stock. The class B-1 and B-2 common shares exchanged have been retired. Future conversion rate adjustments for the class B-3 common stock will have four times and two times the impact compared to conversion rate adjustments for the class B-1 and B-2 common stock, respectively. Portions of the class C common stock received in the exchange offer are subject to temporary transfer restriction up to 90 days from the exchange offer acceptance date.
Dividends. For the three months ended June 30, 2026 and 2025, the Company declared and paid dividends of $1,273 million and $1,154 million, respectively. For the nine months ended June 30, 2026 and 2025, the Company declared and paid dividends of $3.9 billion and $3.5 billion, respectively. On July 28, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on September 1, 2026 to all holders of record as of August 11, 2026.

Note 12—Earnings Per Share
The following tables present earnings per share:

	Three Months Ended June 30, 2026
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$4,966	1,673	$2.97	$5,628	(3)	1,898	(3)	$2.97
Class B-1 common stock	15	3	$4.59	$15		3		$4.59
Class B-2 common stock	238	53	$4.47	$238		53		$4.47
Class B-3 common stock(4)	152	34	$4.47	$152		34		$4.47
Class C common stock	212	18	$11.87	$211		18		$11.86
Participating securities	45	Not presented	Not presented	$45		Not presented		Not presented
Net income	$5,628

	Nine Months Ended June 30, 2026
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$15,348	1,678	$9.15	$17,502	(3)	1,916	(3)	$9.14
Class B-1 common stock	62	4	$14.18	$61		4		$14.17
Class B-2 common stock	1,356	98	$13.85	$1,355		98		$13.83
Class B-3 common stock(4)	156	11	$13.77	$156		11		$13.76
Class C common stock	435	12	$36.58	$434		12		$36.55
Participating securities	145	Not presented	Not presented	$145		Not presented		Not presented
Net income	$17,502

	Three Months Ended June 30, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$4,605	1,709	$2.69	$5,272	(3)	1,959	(3)	$2.69
Class B-1 common stock	20	5	$4.21	$20		5		$4.20
Class B-2 common stock	497	120	$4.13	$497		120		$4.13
Class C common stock	97	9	$10.78	$97		9		$10.77
Participating securities	53	Not presented	Not presented	$53		Not presented		Not presented
Net income	$5,272

	Nine Months Ended June 30, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$13,067	1,720	$7.60	$14,968	(3)	1,973	(3)	$7.59
Class B-1 common stock	57	5	$11.88	$57		5		$11.87
Class B-2 common stock	1,408	120	$11.70	$1,406		120		$11.69
Class C common stock	280	9	$30.39	$280		9		$30.35
Participating securities	156	Not presented	Not presented	$156		Not presented		Not presented
Net income	$14,968
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of all class B-1, B-2, B-3 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. For the three and nine months ended June 30, 2026 and 2025, the common stock equivalents were not material for each period.
(4)No shares of class B-3 common stock were outstanding prior to the class B-1 and B-2 common stock exchange offer. See Note 11—Stockholders’ Equity for further details.
The following table presents the weighted-average number of as-converted class A common stock outstanding:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Class B-1 common stock	5	8	7	8
Class B-2 common stock	80	185	148	185
Class B-3 common stock(1)	51	—	17	—
Class C common stock	71	36	48	37
Participating securities	15	20	16	20
(1)No shares of class B-3 common stock were outstanding prior to the class B-1 and B-2 common stock exchange offer. See Note 11—Stockholders’ Equity for further details.
Note 13—Share-based Compensation
The following table presents the equity awards granted to employees and non-employee directors under the amended and restated 2007 Equity Incentive Compensation Plan (EIP) for the nine months ended June 30, 2026:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	714,321	$76.23	$324.13
Restricted stock units	2,629,355	$324.47
Performance shares(1)	381,324	$344.15
(1)Represents the maximum number of performance shares which could be earned.
For the three months ended June 30, 2026 and 2025, the Company recorded share-based compensation cost related to the EIP of $214 million and $215 million, respectively. For the nine months ended June 30, 2026 and 2025, the Company recorded share-based compensation cost related to the EIP of $699 million and $680 million, respectively.

Note 14—Commitments
In July 2026, the Company entered into sponsorship and software arrangements with aggregate future minimum payment commitments of approximately $820 million through fiscal 2035.
Note 15—Income Taxes
For the three and nine months ended June 30, 2026, the effective income tax rates were 18% and 16%, respectively. For the three and nine months ended June 30, 2025, the effective income tax rate was 17%. The effective income tax rates differ primarily due to the following:
•For the three and nine months ended June 30, 2026, a deferred tax benefit of $18 million and $351 million, respectively, due to a change in the U.S. taxation of certain foreign earnings;
•For the nine months ended June 30, 2026, a $217 million tax benefit as a result of a tax position taken on certain expenses;
•For the three and nine months ended June 30, 2025, a $60 million net tax benefit due to the reassessment of uncertain tax positions as a result of new information obtained during a tax examination; and
•For the nine months ended June 30, 2025, a $222 million tax benefit as a result of a tax position taken on certain expenses, partially offset by a $71 million tax expense related to the resolution of a tax matter.
For the three and nine months ended June 30, 2026, the Company’s gross unrecognized tax benefits increased $22 million and $59 million, respectively, and the Company’s net unrecognized tax benefits increased $20 million and $53 million, respectively. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions. For the three and nine months ended June 30, 2026, there were no significant changes in accrued interest related to uncertain tax positions. For the three and nine months ended June 30, 2025, accrued interest related to uncertain tax positions decreased $168 million and $142 million, respectively.
For fiscal 2016 through 2018, the Internal Revenue Service completed its examination of the Company’s U.S. federal income tax returns. The Company filed an appeal due to an unresolved issue related to certain income tax deductions.
The Company’s tax filings are subject to examination by U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations and refund claims are uncertain.
Note 16—Legal Matters
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

The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$3,033	$1,727
Provision for uncovered legal matters	159	114
Provision for covered legal matters	1,224	1,564
Payments for legal matters	(3,142)	(1,053)
Balance as of end of period	$1,274	$2,352
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$2,698	$1,537
Provision for interchange multidistrict litigation	1,131	1,545
Payments for U.S. covered litigation	(3,007)	(827)
Balance as of end of period	$822	$2,255
For the nine months ended June 30, 2026, the Company recorded additional accruals of $1.1 billion and deposited $875 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

The following table summarizes the accrual activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$9	$72
Provision for VE territory covered litigation	93	19
Payments for VE territory covered litigation	(13)	(85)
Balance as of end of period	$89	$6
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Class Actions
On November 10, 2025, Visa and Mastercard entered into a superseding and amended settlement agreement to resolve the Injunctive Relief Class claims and the Injunctive Relief Class plaintiffs filed a motion for preliminary approval of the settlement, which was granted on June 9, 2026. On July 15, 2026, the Injunctive Relief Class plaintiffs filed a motion for final approval of the settlement.
On April 21, 2026, three merchants that are members of the Damages Class filed a motion for partial summary judgment in MDL 1720 seeking a declaration that the forward-looking release in the Amended Settlement Agreement resolving the Damages Class claims is invalid and unenforceable under federal law. See Potayto-Potahto Interchange Litigation.
On May 4, 2026, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s decision denying motions for partial summary judgment filed by the Lanning and Camp Grounds plaintiffs and the Old Jericho plaintiffs. The Lanning and Camp Grounds plaintiffs and the Old Jericho plaintiffs subsequently filed respective petitions for panel rehearing or rehearing en banc, which were denied.
On June 16, 2026, Visa and Mastercard filed a motion to enforce the Amended Settlement Agreement against the three merchant plaintiffs that filed the Potayto-Potahto Interchange Litigation.
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 95% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs. As a result of settlements reached during the three months ended March 31, 2026, all actions that were scheduled for trial beginning in April 2026 in the Southern District of New York have been resolved.
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
Since July 2013, proceedings have been commenced by more than 1,200 Merchants (the capitalized term “Merchant”, when used in this section, means a Merchant together with subsidiary/affiliate companies that are party to the same claim) against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and other countries, primarily relating to interchange rates in Europe and, in some cases, relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa has settled the claims asserted by over 950

Merchants, and there are over 100 Merchants with outstanding claims. In addition, merchants continue to threaten similar proceedings, and in some cases, the Company has entered into standstill agreements. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company anticipates additional claims in the future.
Other Litigation
U.S. Debit Class Actions
On February 27, 2026, merchants and cardholders filed further amended consolidated complaints, both of which added several putative class representatives.
U.S. Securities Class Action
On December 10, 2025, the court granted Visa’s motion to dismiss the amended complaint with leave to amend, and denied the motion to strike as moot. On January 9, 2026, plaintiff filed a second amended complaint, and Visa filed a motion to dismiss on January 23, 2026, which was granted without leave to amend on June 29, 2026.
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
EMV Chip Liability Shift
On February 19, 2026, plaintiffs filed a motion for final approval of the class settlement with Visa and Mastercard, as well as the class settlement with Discover and American Express, which was granted on April 28, 2026.
MiCamp Solutions
On December 11, 2025, the court granted Visa’s motion to dismiss and dismissed plaintiffs’ case without further leave to amend.
German ATM Litigation
Several of Visa’s jurisdictional challenges are pending in the German Federal Court of Justice.
On June 18, 2026, the German Federal Court of Justice requested a preliminary ruling from the European Court of Justice regarding questions relating to Visa’s jurisdictional challenges.
Europe Interchange Litigation
On April 20, 2026, a group of merchants from across Europe filed a claim in the UK High Court against several Visa entities. The merchants allege that interchange fees on transactions in Europe are an unlawful restriction of competition and seek damages for the period from January 1, 2019 to present.
In May and June 2026, additional merchants asserted claims in the UK High Court against several Visa entities. The merchants allege that interchange fees on transactions in Europe are an unlawful restriction of competition. The plaintiffs’ damages period goes back at least six years from filing.

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
On May 4, 2026, defendants filed an unopposed motion to stay pending resolution of the plaintiffs’ motion for partial summary judgment filed in MDL 1720. On May 11, 2026, the MDL Panel entered a Conditional Transfer Order transferring the case to MDL 1720, and plaintiffs have opposed the order.

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
Financial overview. A summary of our GAAP and non-GAAP operating results is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages and per share data)
Net revenue	$11,633	$10,172	14%	$33,764	$29,276	15%
Operating expenses	$4,756	$3,995	19%	$12,916	$11,430	13%
Net income	$5,628	$5,272	7%	$17,502	$14,968	17%
Diluted earnings per share	$2.97	$2.69	10%	$9.14	$7.59	20%

Non-GAAP operating expenses(2)	$3,878	$3,307	17%	$10,868	$9,295	17%
Non-GAAP net income(2)	$6,296	$5,834	8%	$18,762	$16,739	12%
Non-GAAP diluted earnings per share(2)	$3.32	$2.98	11%	$9.79	$8.49	15%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a reconciliation of our GAAP to non-GAAP financial measures, see tables in Non-GAAP Financial Measures below.
Highlights. For the three and nine months ended June 30, 2026, net revenue increased 14% and 15%, respectively, over the prior-year comparable periods, primarily due to the growth in nominal cross-border volume, nominal payments volume and processed transactions, partially offset by higher client incentives. See Results of Operations—Net Revenue below for further discussion. For the three and nine months ended June 30, 2026, exchange rate movements increased our net revenue growth by approximately one percentage point.
For the three and nine months ended June 30, 2026, operating expenses increased 19% and 13%, respectively, over the prior-year comparable periods, primarily driven by higher personnel expenses. The increase over the nine-month prior-year comparable period was also driven by higher marketing expenses. See Results of Operations—Operating Expenses below for further discussion. For the three and nine months ended June 30, 2026, exchange rate movements increased our operating expense growth by approximately one percentage point and one-and-a-half percentage points, respectively.
For the three and nine months ended June 30, 2026, non-GAAP operating expenses increased 17% over the prior-year comparable periods, primarily driven by higher marketing and personnel expenses.
Class B-1 and B-2 common stock exchange offer. In May 2026, we accepted 3 million shares of class B-1 common stock and 120 million shares of class B-2 common stock tendered in the exchange offer. In exchange, we issued 61 million shares of class B-3 common stock and 23 million shares of class C common stock. See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements.
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

Interchange multidistrict litigation. For the nine months ended June 30, 2026, we recorded additional accruals of $1.1 billion to address claims associated with the interchange multidistrict litigation. We also made deposits of $875 million into the U. S. litigation escrow account. The additional accruals related to the interchange multidistrict litigation could be higher or lower than the deposits made into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 16—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. In April 2026, our board of directors authorized a $20.0 billion share repurchase program, providing multi-year flexibility. For the nine months ended June 30, 2026, we repurchased 50 million shares of our class A common stock in the open market for $16.5 billion. As of June 30, 2026, our share repurchase programs had remaining authorized funds of $28.4 billion. See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements.
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
The following tables present nominal payments and cash volume:

	U.S.		International		Visa
	Three Months Ended March 31,(1)
	2026	2025	2026	2025	2026	2025
	(in billions)
Nominal payments volume
Consumer credit	$644	$592	$827	$745	$1,471	$1,337
Consumer debit(2)	858	802	929	791	1,787	1,593
Commercial(3)	286	261	184	156	470	416
Total nominal payments volume(4)	$1,788	$1,654	$1,940	$1,692	$3,728	$3,346
Cash volume(5)	144	145	481	453	626	598
Total nominal volume(4),(6)	$1,932	$1,799	$2,422	$2,144	$4,354	$3,944

	U.S.		International		Visa
	Nine Months Ended March 31,(1)
	2026	2025	2026	2025	2026	2025
	(in billions)
Nominal payments volume
Consumer credit	$1,982	$1,844	$2,536	$2,312	$4,518	$4,156
Consumer debit(2)	2,547	2,380	2,835	2,461	5,382	4,840
Commercial(3)	869	801	561	483	1,430	1,283
Total nominal payments volume(4)	$5,398	$5,024	$5,932	$5,256	$11,330	$10,280
Cash volume(5)	447	445	1,482	1,412	1,929	1,857
Total nominal volume(4),(6)	$5,845	$5,469	$7,414	$6,667	$13,259	$12,137

The following table presents the changes in nominal and constant payments and cash volume:

	U.S.	International		Visa		U.S.	International		Visa
	Three Months Ended March 31, 2026 vs. 2025(1),(4)					Nine Months Ended March 31, 2026 vs. 2025(1),(4)
	Nominal	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	9%	11%	8%	10%	8%	8%	10%	8%	9%	8%
Consumer debit growth(2)	7%	17%	10%	12%	9%	7%	15%	10%	11%	9%
Commercial growth(3)	10%	18%	13%	13%	11%	9%	16%	13%	11%	10%
Total payments volume growth	8%	15%	10%	11%	9%	7%	13%	10%	10%	9%
Cash volume growth(5)	—%	6%	1%	5%	1%	—%	5%	1%	4%	1%
Total volume growth	7%	13%	8%	10%	8%	7%	11%	8%	9%	7%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the three and nine months ended June 30, 2026 and 2025, respectively, was based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2026 and 2025, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change(1)	2026(1)	2025(1)	% Change(1)
	(in millions, except percentages)
Visa processed transactions	71,662	65,443	10%	207,148	189,891	9%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenue
The following table presents our net revenue earned in the U.S. and internationally:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages)
U.S.	$4,410	$3,927	12%	$12,892	$11,476	12%
International	7,223	6,245	16%	20,872	17,800	17%
Net revenue	$11,633	$10,172	14%	$33,764	$29,276	15%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased over the three and nine-month prior-year comparable periods primarily due to the growth in nominal cross-border volume, nominal payments volume and processed transactions, partially offset by higher client incentives. Volume growth was driven primarily by continued resilience in consumer spending and ongoing expansion in digital commerce. Cross-border volume growth was supported by cross-border ecommerce and travel-related activity. For the three and nine months ended June 30, 2026, nominal payments volume growth of

11% and 10% was supported by broad-based growth across both credit and debit spending, with ecommerce continuing to grow faster than face-to-face spend. We expect that the ongoing shift toward digital commerce and electronic payments will continue; however, the extent to which these trends support volume increases will depend on a number of factors, including consumer spending levels and broader macroeconomic conditions.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. For the three and nine months ended June 30, 2026, exchange rate movements increased our net revenue growth by approximately one percentage point. Foreign exchange rate movements and volatility have contributed to periodic variability in our results, and may continue to do so in the future.
The following table presents the components of our net revenue:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages)
Service revenue	$4,922	$4,330	14%	$14,663	$12,937	13%
Data processing revenue	6,042	5,153	17%	17,129	14,599	17%
International transaction revenue	3,853	3,633	6%	11,136	10,366	7%
Other revenue	1,496	1,028	45%	4,030	2,877	40%
Client incentives	(4,680)	(3,972)	18%	(13,194)	(11,503)	15%
Net revenue	$11,633	$10,172	14%	$33,764	$29,276	15%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased over the three and nine-month prior-year comparable periods primarily due to growth in nominal payments volume of 11% and 10%, respectively, select pricing modifications and growth in card benefits.
•Data processing revenue increased over the three and nine-month prior-year comparable periods primarily due to growth in processed transactions of 10% and 9%, respectively, select pricing modifications, growth in value-added services and higher cross-border transaction mix.
•International transaction revenue increased over the three and nine-month prior-year comparable periods primarily due to growth in nominal cross-border volume of 14% and 15%, respectively, excluding transactions within Europe, partially offset by lower volatility of a broad range of currencies and business mix.
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
For the three months ended June 30, 2026 and 2025, revenue from value-added services was $3.8 billion and $2.8 billion, respectively. For the nine months ended June 30, 2026 and 2025, revenue from value-added services was $10.3 billion and $7.8 billion, respectively. Value-added services revenue increased 33% and 32% over the three and nine-month prior-year comparable periods, respectively, primarily due to growth in Issuing Solutions, Acceptance Solutions and Advisory and Other Services.
Growth in value-added services revenue over the three and nine-month prior-year comparable periods was primarily due to underlying business drivers, which included client consulting and marketing engagements, processed transactions and number and mix of payment credentials; and pricing. Client consulting engagements increased approximately 30% over the three and nine-month prior-year comparable periods. Demand for marketing services increased over the three and nine-month prior-year comparable periods primarily due to sponsorship events, including the FIFA World Cup 2026TM in each period and the Olympic and Paralympic Winter Games Milano

Cortina 2026 in the nine-month period. Processed transactions increased 10% and 9% over the three and nine-month prior-year comparable periods, respectively, and payment credentials increased 8% over the prior-year comparable period.(1)
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages)
Personnel	$2,458	$1,749	40%	$6,063	$5,219	16%
Marketing	649	421	54%	1,604	1,108	45%
Network and processing	280	224	25%	773	655	18%
Professional fees	246	187	32%	692	503	38%
Depreciation and amortization	367	317	16%	1,026	904	13%
General and administrative	503	482	4%	1,468	1,382	6%
Litigation provision	253	615	(59%)	1,290	1,659	(22%)
Total operating expenses	$4,756	$3,995	19%	$12,916	$11,430	13%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased over the three and nine-month prior-year comparable periods primarily due to higher severance costs resulting from actions taken to drive operational efficiencies and reinvest in high-growth opportunities, as well as a higher number of employees and compensation costs, including from acquisitions.
•Marketing expenses increased over the three and nine-month prior-year comparable periods primarily due to higher spending for client marketing and various campaigns, both driven in part by the FIFA World Cup 2026TM in each period, and by the Olympic and Paralympic Winter Games Milano Cortina 2026 in the nine-month period.
•Network and processing expenses increased over the three and nine-month prior-year comparable periods primarily due to continued technology and processing network investments to support growth and acquisitions.
•Professional fees increased over the three and nine-month prior-year comparable periods primarily due to higher legal fees and higher expenses associated with client engagements. The increase over the nine-month prior-year comparable period was also due to costs incurred in connection with our acquisition of Prisma and Newpay.
•Litigation provision decreased over the three and nine-month prior-year comparable periods primarily due to lower accruals related to the U.S. covered litigation. See Note 16—Legal Matters to our unaudited consolidated financial statements.
(1) Growth is calculated based on payment credentials as of March 31, 2026 and 2025 as reported by our financial institution clients.

Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change(1)	2026	2025	% Change(1)
	(in millions, except percentages)
Interest expense	$(194)	$(39)	392%	$(566)	$(379)	49%
Investment income (expense) and other	150	195	(23%)	451	504	(11%)
Total non-operating income (expense)	$(44)	$156	(128%)	$(115)	$125	(192%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense increased over the three and nine-month prior-year comparable periods primarily due to an interest benefit related to taxes in the prior year.
•Investment income (expense) and other decreased over the three and nine-month prior-year comparable periods primarily due to lower interest income on our cash and investments, partially offset by gains on our equity investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Effective income tax rate	18%	17%	16%	17%
The effective income tax rates for the three and nine-month prior-year comparable periods differ primarily due to the following:
•For the three and nine months ended June 30, 2026, a deferred tax benefit of $18 million and $351 million, respectively, due to a change in the U.S. taxation of certain foreign earnings;
•For the nine months ended June 30, 2026, a $217 million tax benefit as a result of a tax position taken on certain expenses;
•For the three and nine months ended June 30, 2025, a $60 million net tax benefit due to the reassessment of uncertain tax positions as a result of new information obtained during a tax examination; and
•For the nine months ended June 30, 2025, a $222 million tax benefit as a result of a tax position taken on certain expenses, partially offset by a $71 million tax expense related to the resolution of a tax matter.
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
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. For the three and nine months ended June 30, 2026 and 2025, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rate at which shares of our class B-1, B-2 and B-3 common stock ultimately convert into shares of class A common stock. For the three and nine months ended June 30, 2026, basic and diluted earnings per class A common stock was unchanged, as a result of the downward adjustments of the class B-1, B-2 and B-3 common stock conversion rates during the periods. For the three months ended June 30, 2025, there was no conversion rate adjustment. For the nine months ended June 30, 2025, basic and diluted earnings per class A common stock was unchanged, as a result of the downward adjustments of the class B-1 and B-2 common stock conversion rates during the period. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 16—Legal Matters to our unaudited consolidated financial statements.
•Deferred tax benefit. For the three and nine months ended June 30, 2026, we recorded a deferred tax benefit within income tax provision due to a change in the U.S. taxation of certain foreign earnings. We have excluded this one-time non-cash benefit as it is not representative of our ongoing operations.
•Severance costs. For the three and nine months ended June 30, 2026, and nine months ended June 30, 2025, we recorded severance costs within personnel expense resulting from actions taken to drive operational efficiencies and reinvest in high-growth opportunities. These costs have been excluded as they are not representative of our ongoing operations.
•Lease consolidation costs. For the nine months ended June 30, 2025, we recorded a charge within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded this amount as it does not reflect the underlying performance of our business.

Non-GAAP operating expenses, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with GAAP. The following tables reconcile our GAAP to non-GAAP financial measures:

	Three Months Ended June 30, 2026
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$4,756	$(44)	$1,205	17.6%	$5,628	$2.97
(Gains) losses on equity investments, net	—	9	2		7	—
Amortization of acquired intangible assets	(64)	—	20		44	0.02
Acquisition-related costs	(14)	—	—		14	0.01
Litigation provision	(237)	—	54		183	0.10
Deferred tax benefit	—	—	18		(18)	(0.01)
Severance costs	(563)	—	125		438	0.23
Non-GAAP	$3,878	$(35)	$1,424	18.4%	$6,296	$3.32

	Nine Months Ended June 30, 2026
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$12,916	$(115)	$3,231	15.6%	$17,502	$9.14
(Gains) losses on equity investments, net	—	31	7		24	0.01
Amortization of acquired intangible assets	(168)	—	47		121	0.06
Acquisition-related costs	(62)	—	7		55	0.03
Litigation provision	(1,255)	—	282		973	0.51
Deferred tax benefit	—	—	351		(351)	(0.18)
Severance costs	(563)	—	125		438	0.23
Non-GAAP	$10,868	$(84)	$4,050	17.8%	$18,762	$9.79

	Three Months Ended June 30, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$3,995	$156	$1,061	16.7%	$5,272	$2.69
(Gains) losses on equity investments, net	—	35	7		28	0.01
Amortization of acquired intangible assets	(54)	—	14		40	0.02
Acquisition-related costs	(19)	—	1		18	0.01
Litigation provision	(615)	—	139		476	0.24
Non-GAAP	$3,307	$191	$1,222	17.3%	$5,834	$2.98

	Nine Months Ended June 30, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$11,430	$125	$3,003	16.7%	$14,968	$7.59
(Gains) losses on equity investments, net	—	133	29		104	0.05
Amortization of acquired intangible assets	(164)	—	41		123	0.06
Acquisition-related costs	(85)	—	6		79	0.04
Severance costs	(213)	—	45		168	0.08
Lease consolidation costs	(39)	—	9		30	0.02
Litigation provision	(1,634)	—	367		1,267	0.64
Non-GAAP	$9,295	$258	$3,500	17.3%	$16,739	$8.49
(1)Determined by applying applicable tax rates.
(2)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2026	2025
	(in millions)
Total cash provided by (used in):
Operating activities	$16,342	$16,821
Investing activities	$(755)	$404
Financing activities	$(21,540)	$(12,963)
Operating activities. Cash provided by operating activities decreased over the nine-month prior-year comparable period primarily due to higher litigation payments, higher incentive payments and timing of payments related to income taxes, partially offset by growth in our underlying business.
Investing activities. Cash used in investing activities increased over the nine-month prior-year comparable period primarily due to lower proceeds from maturities and sales of investment securities.
Financing activities. Cash used in financing activities increased over the nine-month prior-year comparable period primarily due to the principal debt repayments upon maturity of senior notes, higher share repurchases and lower proceeds from the issuance of senior notes, partially offset by proceeds from the issuance of commercial paper, net of repayments.
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

Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. As of June 30, 2026, we had $1.5 billion of commercial paper outstanding. In July 2026, we increased the authorized amount of outstanding notes that can be issued under the program from $3.0 billion to $7.0 billion. As of July 28, 2026, we had $500 million of commercial paper outstanding.
Senior notes. In February 2026, we issued fixed-rate senior notes in a public offering in an aggregate principal amount of $3.0 billion, with maturities ranging between 3 and 10 years. See Note 8—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2025, except as discussed below.
Common stock repurchases. For the nine months ended June 30, 2026, we repurchased 50 million shares of our class A common stock in the open market for $16.5 billion. As of June 30, 2026, our share repurchase programs had remaining authorized funds of $28.4 billion. See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. For the nine months ended June 30, 2026, we declared and paid $3.9 billion in dividends to holders of our common and preferred stock. On July 28, 2026, our board of directors declared a quarterly cash dividend of $0.67 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements.
Senior notes. During the nine months ended June 30, 2026, we repaid $5.6 billion of principal upon maturity of our senior notes. A principal payment on our senior notes of $1.5 billion is due in April 2027 for which we have sufficient liquidity. See Note 8—Debt to our unaudited consolidated financial statements.
Acquisition. In February 2026, we acquired Prisma and Newpay in Argentina for a total purchase consideration of $1.5 billion in cash. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Litigation. For the nine months ended June 30, 2026, we deposited $875 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of June 30, 2026 was $888 million and is reflected as restricted cash equivalents in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 16—Legal Matters to our unaudited consolidated financial statements.
Indemnifications
We indemnify our issuing and acquiring clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our operating rules. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain and regularly review global settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. In response to recent regulatory developments in Brazil mandating enhanced requirements for payments networks like Visa, we have submitted to the Central Bank of Brazil enhanced operating rule provisions, which reflect the impacts of the stricter regulatory standard and will require us to extend settlement guarantees to sellers. When our new rules are approved, we expect that our settlement exposure will increase, and as such, are reassessing our collateral requirements and risk mitigation framework.
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, which provides improvements to income tax disclosures. This standard requires disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for our annual periods beginning October 1, 2025, and we expect to adopt this ASU on a prospective basis. The adoption of this ASU is expected to result in additional disclosures.

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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
See Note 16—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for developments concerning the Company’s current material legal proceedings since the Company's Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 1A.	Risk Factors
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
April 1 – 30, 2026	—	$—	—	$33,230
May 1 – 31, 2026	4	$330.47	4	$31,682
June 1 – 30, 2026	10	$330.82	10	$28,352
Total	14	$330.71	14
(1)Includes applicable taxes.
See Note 11—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(c) Trading Plans
For the three months ended June 30, 2026, the following officers adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, which is intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:

Name	Title	Adoption Date	Expiration Date(1)	Maximum Number of Shares of Class A Common Stock to be Sold
Ryan McInerney	Director and Chief Executive Officer	May 22, 2026	August 9, 2027	101,959	(2)
Julie B. Rottenberg	General Counsel	June 1, 2026	July 30, 2027	9,656	(2)
Rajat Taneja	President, Technology	June 9, 2026	September 7, 2027	61,726	(3)
(1)Each trading arrangement permits transactions through and including the earlier of (a) the completion of all sales or (b) the date listed in the table.
(2)Includes shares underlying employee stock options.
(3)Includes shares issuable upon the vesting of performance shares.
No other officers or directors adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2026.

ITEM 6.	Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

10.1	Form of Makewhole Agreement	8-K	001-33977	10.1	5/12/2026

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	July 28, 2026	By:	/s/ Ryan McInerney
		Name:	Ryan McInerney
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2026	By:	/s/ Chris Suh
		Name:	Chris Suh
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2026	By:	/s/ Peter Andreski
		Name:	Peter Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)