Form 10-K
period 2026-09-30
VISA INC.
filed 2026-11-05
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2026
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
(650) 432-7644
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
Class B-3 common stock, par value $0.0001 per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2026, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $501.7 billion. There is currently no established public trading market for the registrant’s class B-1, B-2, B-3 or class C common stock.
As of October 29, 2026, the registrant’s shares of common stock outstanding were as follows.

Class	Shares outstanding
Class A common stock	1,724,473,215
Class B-1 common stock	2,180,148
Class B-2 common stock	486,669
Class B-3 common stock	60,589,871
Class C common stock	9,080,220
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2027 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2026.

Unless the context indicates otherwise, reference to Visa, we, us, our or the Company refers to Visa Inc. and its consolidated subsidiaries.
Visa and our other trademarks referenced in this report are Visa’s property. This report may contain additional trade names and trademarks of other companies. The use or display of other companies’ trade names or trademarks does not imply our endorsement or sponsorship of, or a relationship with, these companies.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries and territories; size and growth of the total addressable opportunities in consumer payments, commercial and money movement solutions and value-added services and our ability to capture such opportunities; industry and regulatory developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results or outcomes, or the timing of our results or outcomes, to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1, Item 1A, Item 7 and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business
Overview
Visa is one of the world’s leaders in digital payments. Our purpose is to uplift everyone, everywhere by being the best way to pay and be paid. Since Visa’s early days in 1958, we have been in the business of facilitating secure, reliable and efficient global commerce and money movement. We provide transaction processing services (primarily authorization, clearing and settlement) among consumers, issuing and acquiring financial institutions and sellers in a structure we call the “four-party” model. Please see Four-Party Model discussion below.
As the payments ecosystem continues to evolve, we have broadened this model to include digital banks, digital wallets, a range of financial technology companies (fintechs), governments and non-governmental organizations (NGOs). We are focused on extending, enhancing and investing in our proprietary advanced transaction processing network, VisaNet, to offer a single connection point for facilitating money movement to multiple endpoints through various form factors and innovative technologies across more than 200 countries and territories. With the emergence of new forms of commerce and money movement, we believe Visa's trusted brand, global network, security capabilities and risk management expertise position us to serve as a trust layer across the ecosystem, helping clients and partners adopt new technologies and payment experiences with confidence. Visa is committed to advancing innovation within the payment technology sector. Building upon our track record of industry leadership, including early adoption and integration of artificial intelligence (AI) models in payment systems, Visa continues to invest in the development and deployment of next-generation technologies, such as generative AI (GenAI), stablecoins and agentic commerce. Visa is embedding AI and agentic capabilities across both its internal workflows and its products, enabling internal efficiencies and more automated, analytics-driven solutions for clients and partners. These solutions, in turn, are helping our clients improve fraud prevention, risk management and payment performance, while enhancing the security, reliability and trust that underpin payments. During fiscal 2026, 355 billion payments and cash transactions with Visa’s brand were processed by Visa or other networks, equating to an average of 973 million transactions per day. Of the 355 billion total transactions, 281 billion were processed by Visa.
•We offer a wide range of Visa-branded payment products that our clients, including over 14,000 financial institutions, use to develop and offer payment solutions or services, including credit, debit, prepaid and cash access programs for individual, business and government account holders. During fiscal 2026, Visa’s total payments and cash volume was $18 trillion, and we had over 5 billion payment credentials, which are issued Visa card accounts, that were available to be used at more than 400 million(1) seller locations worldwide.
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
•We are using our componentized capabilities and global connectivity to power all types of payments and deliver services to all types of clients worldwide through our Visa as a Service stack, which has four layers: the foundation layer, the services layer, the solutions layer and the access layer. Our foundation layer comprises the network infrastructure that enables connections to more than 18 billion cards, bank accounts and digital wallets with more than 400 million seller locations across more than 200 countries and territories. Our services layer organizes core capabilities, including authentication, risk management and fraud detection, into discrete, reusable components that can be utilized individually or combined into solutions. These modular services are the building blocks of our comprehensive portfolio in our solutions layer, which we have enhanced to create new features and capabilities for our clients. Finally, the access layer provides clients the entry point to these solutions via on-demand APIs, our MCP server that enables AI
(1)     Data provided to Visa by acquiring institutions and other third parties as of June 30, 2026 and includes Visa internal estimates of over 200 million indirect acceptance locations through digital wallet partnerships, but excludes sellers behind digital marketplaces that accept Visa as a payment method for purchases.

systems to interface with our Visa Intelligent Commerce APIs, or fully managed solutions. The Visa as a Service stack enables organizations of any size to access the reach, reliability and scale of Visa, the leading hyperscaler of payments globally.
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
•We provide commercial and money movement solutions (CMS) that help businesses, consumers and governments digitize, simplify and improve the movement of money. Our solutions include Visa Commercial Solutions and Visa Direct. Visa Commercial Solutions helps businesses and governments make and manage payments through commercial cards, virtual payments and related payment, reconciliation and data capabilities. These solutions help clients manage working capital and expenses and automate payment and reconciliation processes. Visa Direct helps financial institutions, fintechs and other clients enable domestic and cross-border money movement across multiple payment systems, including card-based, account-to-account (A2A) and wallet networks, providing flexible ways to send and receive funds.
•We provide value-added services (VAS) that help our clients and partners improve performance, manage risk, deepen customer engagement and operate more efficiently. Our services span four portfolios: Issuing Solutions, Acceptance Solutions, Risk and Security Solutions, and Advisory and Other Services. These capabilities support Visa and non-Visa payment flows and include issuer processing and engagement, acceptance and payment optimization, fraud prevention and authentication, consulting, data analytics, marketing services and open banking solutions.
•We believe agentic commerce will expand our addressable market and drive future growth. Through our agentic platform, Visa Intelligent Commerce, we are working with frontier AI labs, sellers, issuers and other ecosystem participants to make agent-initiated transactions transparent, trusted and scalable. We are building infrastructure and capabilities for the payments ecosystem, co-authoring the Trusted Agent Protocol to establish a communication layer between agents and sellers and building services on top of this protocol, helping prepare financial institutions for agentic commerce with our Agentic ready program, and helping cards be the best way to pay in agentic transactions for businesses, developers and all users.
•We are active and investing in each domain of the stablecoin ecosystem, from blockchain to issuance, wallets, infrastructure and orchestration, and applications. In the blockchain domain, Visa serves on select blockchain networks as a validator, operating network infrastructure, and as a super validator, driving ecosystem growth and adoption to help make confidential, regulated blockchain transactions possible. In the issuance domain, Visa joined Open Standard, which issues Open USD, a new stablecoin designed for global money movement. In the infrastructure and orchestration domain, we work with ecosystem partners to support the movement and conversion of value across blockchain networks and payment rails. In the applications domain, we launched the Visa Stablecoin Platform for stablecoin minting, movement, and management, and we support stablecoin settlement capabilities and stablecoin-linked card programs that help connect digital assets to everyday commerce.
•We invest in and promote our brand through advertising, promotional and sponsorship initiatives with the International Olympic Committee, the International Paralympic Committee, FIFA and the Red Bull Formula One Teams (the Oracle Red Bull Racing Team and the Visa Cash App RB Formula One Team), among others. We use these sponsorship assets to deepen our engagement with clients and partners, showcase our payment innovations and capabilities, drive adoption of our value-added services such as Marketing Services, and support cross-border commerce.

Fiscal 2026 Key Statistics

(1)Please see Item 7 of this report for further details and a reconciliation of our GAAP to non-GAAP financial measures presented.
Visa’s business spans consumer payments, CMS and VAS, which contribute to revenue recognized across our service, data processing, international transaction and other revenue categories. Visa earns revenue by facilitating money movement across more than 200 countries and territories, among a global set of consumers, sellers, financial institutions and government entities, through innovative technologies.
Our net revenue in fiscal 2026 consisted of the following:

SERVICE REVENUE Earned for services provided in support of client usage of Visa’s payment services and VAS related to certain Issuing Solutions
OTHER REVENUE
Consists mainly of VAS primarily related to Advisory and Other Services and certain Issuing Solutions; license fees for use of the Visa brand or technology; and fees for account holder services, certification and licensing

DATA PROCESSING REVENUE
Earned for authorization, clearing and settlement; VAS primarily related to Acceptance Solutions, Risk and Security Solutions and certain Issuing Solutions; network access; and other maintenance and support services that facilitate transaction and information processing among our clients globally

CLIENT INCENTIVES
Paid to financial institution clients, sellers and other business partners to grow payments volume; increase Visa product acceptance; encourage seller acceptance and use of Visa’s payment services; and drive innovation

INTERNATIONAL TRANSACTION REVENUE Earned for cross-border transaction processing and currency conversion activities
(2)Figure may not recalculate exactly due to rounding.

Please see Item 7 and Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report, which include disclosures on how we earn and recognize our revenue.
Four-Party Model
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
Visa provides payment processing for both Visa-branded and non-Visa-branded card transactions. In the context of non-Visa-branded card transactions, we facilitate payment processing by providing gateway routing services to other payment networks. At the client’s request, we may provide authorization, clearing or settlement services on our network before or after we route the transaction to the other payments network. In those instances, Visa may earn data processing revenue for the specific services provided. In the context of Visa-branded card transactions on our network, we provide authorization, clearing and settlement services and may earn service, data processing, international transaction or other revenue. Depending on applicable regulations, some payment processors may or may not use our network to process Visa-branded card transactions. If they use our network, we may earn service revenue and data processing revenue. If they do not use our network, we may earn only service revenue.
Visa is not a financial institution. We do not issue cards, extend credit or set rates and fees for account holders of Visa card products nor do we earn revenue from or bear credit risk with respect to any of these activities. IRFs reflect the value sellers receive from accepting our products and play a key role in balancing the costs and benefits that account holders and sellers derive from participating in our payments network. Generally, IRFs are paid by acquirers to issuers. We establish default IRFs that apply absent other established settlement terms. These default IRFs are set independently from the revenue we receive from issuers and acquirers. Our acquiring clients are responsible for soliciting sellers and for setting the fees they charge to sellers for the MDR. Visa sets fees to acquirers independently from any fees that acquirers may charge sellers. Therefore, the fees we receive from issuers and acquirers are not derived from IRFs or MDRs.

Visa’s strategy is grounded in our purpose to uplift everyone, everywhere by being the best way to pay and be paid. We execute our strategy by growing and strengthening consumer payments, CMS and VAS, while fortifying the key foundations of our business model. In consumer payments, we are focused on strengthening our impact in card-based consumer payments and expanding our reach in non-card-based payments. In CMS, we are driving and enabling further penetration of commercial payments and money movement. Finally, in VAS, we are delivering innovative services to deepen our partnerships with our clients.
We seek to accelerate revenue growth through the following areas:
Consumer Payments
On an annual basis, we see more than $40 trillion(2) of addressable consumer spend, excluding Russia and China. Of this spend opportunity, we are pursuing an estimated more than $20 trillion annual opportunity in consumer spend, spread across cash, check, legacy Automated Clearing House (ACH), A2A payments, real-time payments (RTP) or other less effective forms of digital payments.
We aim to grow consumer payments by strengthening Visa’s impact in card-based consumer payments and expanding our reach in non-card-based payments. As we extend our reach across a broader range of payment credentials and funding sources, stablecoin-linked card issuance has expanded to over 225 programs across more than 50 countries. We are investing in Tap to Everything, network token technology, cross-border capabilities, offerings to affluent consumers, consumer credit capabilities and other opportunities to drive our volume and expand the scope of our transactions and our payment credentials on top of which we can deliver a growing array of Visa services.

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
Key Enablers
By enabling consumer payments, we help our clients grow as digital commerce, new technologies and new participants continue to transform the payments ecosystem.
Tap to Everything
Since we introduced Tap to Pay technology over 20 years ago, it has emerged as a preferred way to pay in the face-to-face environment. Tap to Pay has become the default way Visa cardholders pay, comprising 84% and 76% of face-to-face transactions globally and in the United States, respectively, in September 2026. We have launched more than 1,100 Tap to Ride projects globally and processed more than 2.9 billion contactless transit transactions in fiscal 2026.
We continue to expand our ‘Tap to Everything’ use cases. Tap to Phone surpassed 25 million transacting devices across more than 100 markets in fiscal 2026, enabling sellers to accept contactless payments using eligible mobile devices without dedicated payment terminals. We have also increased tokens provisioned through our Tap to Add Card capability, which helps simplify enrollment and enhance security by enabling consumers to add payment credentials to digital wallets by tapping their cards to mobile devices. Tap to Activate and Tap to Confirm enable issuers to authenticate cardholders and verify possession of physical cards for account activation and certain higher-risk transactions.
Network Token Technology
We are expanding our token infrastructure with identity-based authentication and other capabilities that support emerging commerce experiences, including autonomous and agentic commerce. Visa Token Service (VTS) brings trust to digital commerce innovation. As consumers increasingly rely on digital transactions, VTS is designed to enhance the digital ecosystem through improved authorization, reduced fraud and enhanced consumer experiences. VTS helps protect digital transactions by replacing 16-digit Visa account numbers with tokens that contain surrogate account numbers, cryptographic information and other data designed to protect underlying account information. This technology can be used across a variety of in-person and ecommerce payment transactions and increasingly supports digital identity, authentication and payment authorization use cases. As of September 30, 2026, over 60% of ecommerce transactions were tokenized.
As commerce extends to new channels and agents, we are enriching token data with additional information about transaction context and token usage, while also providing token assurance signals based on token provisioning and behavioral history to support authorization decisions. Through Visa Intelligent Commerce, we are integrating our tokenization technology with authentication, payment authorization and related commerce capabilities to support AI-enabled and agent-driven commerce experiences.
In addition, the Visa Cloud Token Framework is a cloud-based security technology program that expands token use cases to mobile wallets, ecommerce platforms and Internet of Things devices while providing fraud mitigation capabilities. We continue to develop new capabilities, including Visa Payment Passkey, which links tokens to consumers' device passkey information to enhance payment security. These capabilities also support ecommerce experiences such as Click to Pay, which simplifies ecommerce checkout by enabling verified, token-based payment information to be provided to sellers, reducing the need for manual entry.
Cross-Border
Our network supports cross-border payment flows across consumer, commercial, travel and ecommerce. Our cross-border business benefits from a diversified mix of travel and ecommerce volumes across multiple corridors and regions, reducing our reliance on any single market, geography or use case. For cross-border travel, we are a preferred global payments network in key markets, differentiated by our risk management and fraud prevention capabilities, including tokenization, and our cross-border currency and settlement capabilities, which include foreign exchange solutions. In ecommerce, we continue to invest in capabilities that help sellers and financial institution clients facilitate secure cross-border commerce, utilizing our fraud prevention, authentication and acceptance capabilities.
As our cross-border volume continues to grow year-over-year, we are investing in cross-border commerce through several strategic initiatives. These include expanding the scope and utility of our cross-border network, particularly in key travel corridors, where cash usage remains high, and increasing acceptance locations. We are also enhancing our value proposition in travel and ecommerce to drive consumer preference for Visa payment credentials while improving cross-border transaction performance and authorization rates, including through Visa Intelligent Authorization, which uses advanced analytics and AI-enabled capabilities to help optimize authorization outcomes. In addition, we are focused on improving the performance of cross-border portfolios and expanding into high-potential verticals with a significant mix of cross-border payments. We are also building more feature functionality with products like multi-currency payment credentials that allow Visa cardholders to hold and transact in multiple currencies seamlessly.
Offerings to Affluent Consumers
Visa is a global leader in affluent and premium co-branded programs, including our Infinite brand, which is designed to bring together benefits, experiences and product features to deliver a premium value proposition to our affluent cardholders. During fiscal 2026, we re-launched our Infinite product suite outside the U.S. with refreshed brand positioning, more flexible product architecture, an enhanced platform layer, and expanded partner ecosystem. Our strength in this focus area is driven by core capabilities that align with the needs of affluent consumers, such as our global acceptance footprint, differentiated credit products, advanced fraud protection and dispute resolution services, brand equity and premium benefits.
We continue to invest in experiential benefits to better serve this consumer base, including music events, concierge services and access to premier hotels and dining experiences. In addition, we leverage our portfolio of sponsorship assets to deliver unique experiences at events, including the Olympic and Paralympic Games, the FIFA World CupTM and FIFA Women’s World CupTM and through our partnership with Visa’s two Red Bull Formula One racing teams. These benefits enhance our premium value proposition and strengthen relationships with issuing partners.
Affluent consumers represent a highly attractive market opportunity within our consumer payments business. This focus area demonstrates significantly higher spend per cardholder in cross-border, credit and ecommerce volumes, generating more revenue for Visa compared to the average Visa cardholder.
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
Even with our strong foundation in credit, significant opportunity remains in international markets, where the penetration of card-linked credit products as a percentage of consumer spending is less than half that of the U.S. To address this, we continue to develop products and capabilities that help issuers launch, manage and differentiate credit programs while providing greater flexibility, control and insight to our issuing clients and their customers. For example, Visa Flex Credential allows consumers to use a single Visa payment credential to access and switch between multiple funding sources, including debit and credit. As of September 30, 2026, we have approximately 50 signed Visa Flex Credential clients in approximately 40 countries across all regions.
Expanding Our Reach in Consumer Payments
We aim to capture value and drive yield from consumer payments currently routed through A2A networks via two primary strategies. First, we are focused on capturing A2A payments through card-enabled payment flows. One example of our innovations in this space is Visa Pay, which is designed to extend Visa's network and acceptance capabilities into the growing ecosystem of digital wallets and other non-card payment experiences. Visa Pay connects participating digital wallets and payment providers to Visa's global acceptance network through digital credentials, enabling consumers to transact globally while continuing to use familiar local payment experiences. By extending Visa's network capabilities to these payment ecosystems, Visa Pay creates new opportunities for payment activity to utilize Visa's acceptance, security and processing infrastructure.
Second, we leverage open banking and account-based payment infrastructure to deliver Visa-branded payment solutions and value-added services, most notably through Tink, our open banking solution in regions such as Europe and Latin America. Tink enables open banking and data exchange for A2A transactions. Since acquiring Tink in 2022, we have scaled our open banking payments network, reaching thousands of bank connections as of September 30, 2026. Please see our Advisory and Other Services discussion below. In fiscal 2026, we also expanded our participation in account-based payment infrastructure through our acquisition of Newpay in Argentina, which operates real-time payment infrastructure. In addition, as we expand the Visa as a Service stack, we are providing value-added services including risk, security and payment performance capabilities, to local payment methods operating on A2A or RTP networks. Please see our Risk and Security Solutions discussion below.
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
Visa Commercial Solutions
As a long-time participant in the B2B ecosystem, we continue to support small businesses, large and middle market companies, and governments with their payments needs. We continue to see opportunities for growth as businesses seek simple digital experiences, similar to those available to consumers. Visa offers a holistic suite of
(3) Visa analysis based on third-party studies as of 2022.

tailored solutions for businesses, providing payment, reconciliation and data to help manage working capital and drive efficiency, set spend controls, manage expenses and automate payment processes.
Our portfolio of commercial payments solutions includes small business cards, corporate (travel) cards, purchasing cards, virtual cards and digital payment credentials. Businesses use our commercial payments solutions to optimize processes and manage working capital more effectively. To support small businesses, we expanded the small business supplier matching webtool so that it is directly accessible to small- and medium-size businesses, enhancing their ability to use their payment credentials for business payments. For large business spend, we have been expanding our presence in specific commercial spend verticals, such as fleet and fuel, travel and agriculture. We have also extended our products and capabilities specifically for accounts receivable and accounts payable workflows, through embedded finance capabilities and solutions such as Visa Commercial Solutions Hub and Visa Accounts Receivable Manager virtual card automation solution. We continue to integrate Visa payment capabilities into enterprise software platforms and workflows, helping businesses automate processes, streamline payments and reconciliation processes and unlock new payment flows.
Visa Direct
We have the largest money movement platform in the world — by transactions, volumes and endpoints — through years of product innovation and acquisitions. Visa Direct began with cards, by taking our existing Visa network and allowing users to receive money to their bank accounts via their debit cards as an endpoint. We have also expanded our network of networks by adding connectivity to accounts and digital wallets through acquisitions and innovation. We have strengthened our position in the money movement space through additional assets we have acquired and built, such as Currencycloud and YellowPepper, to create the Visa Direct platform. The Visa Direct platform facilitates domestic and cross-border money movement, enabling clients to collect, hold, convert and send funds across our network. The platform also includes Alias Directory Service, which enables financial institutions, digital wallet providers and platform providers to offer their customers the ability to send and receive money using familiar identifiers, such as a phone number. Visa Direct enables P2P payments and A2A transfers, business and government payouts to individuals or small businesses, seller settlements and refunds, among other use cases, across more than 200 countries and territories. Visa Direct utilizes more than 100 domestic payment schemes and more than 60 card and wallet networks, with the potential to reach more than 18 billion endpoints, through cards, bank accounts and digital wallets. In fiscal 2026, Visa Direct processed more than 15 billion transactions for more than 800 clients.
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
Our VAS strategy, aimed at deepening our partnerships, has three areas of focus: (1) enhance Visa payments by making the Visa network easier to access, more attractive and more secure, increasing yield per transaction; (2) enable all payments by providing access and managing experiences for A2A, alternative payment methods and other card schemes; and (3) go beyond payments by helping clients optimize their payments businesses and achieve multiplier effects. We have made significant progress across each of these areas and offer more than 250 products and services as of September 30, 2026, many of which are designed to work together to deliver high-impact business outcomes. These products and services increasingly incorporate advanced analytics and AI-enabled capabilities that help clients improve authorization performance, manage risk and fraud, and drive operational efficiency.
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
In Cardholder Experiences, we cover a wide variety of use cases enabling issuers to offer payment experiences to their consumers, which in turn can help drive higher engagement and spend on Visa payment credentials. Our digital enablement solutions help issuers build and deploy new functionalities to their account holders, such as our subscription manager solution that offers an issuer’s consumers enhanced visibility into card-on-file transactions and the ability to manage or discontinue recurring payments. In addition, our Smarter Stand-In Processing uses AI to authorize transactions on behalf of issuers in the event of system outages or maintenance.
Our Issuer Processing and Core Banking capabilities are delivered through a portfolio of platforms, including Visa DPS, Prisma Medios de Pago (Prisma) in Argentina and Pismo. Visa DPS is a large issuer processor of multi-network transactions, which also provides a wide range of value-added services, including fraud mitigation, dispute management, data analytics, campaign management, a suite of digital solutions and contact center services. Our capabilities in API-based issuer processing solutions, such as DPS Forward, allow our clients to create new payments use cases and provide them with modular capabilities for digital payments.
We continue to invest in modern issuer processing and core banking infrastructure. In fiscal 2026, we completed our acquisition of Prisma, a provider of credit, debit and prepaid card issuer processing services in Argentina, expanding our issuer processing presence in Latin America. Complementing our Latin America processing capabilities, Pismo’s technology platform provides cloud-native core banking and card issuer processing capabilities across credit, debit and prepaid payment credentials through modern API-based infrastructure. It also provides core banking support and connectivity for RTP networks and other emerging payment frameworks, helping financial institution clients modernize their banking and payments technology stacks and adopt new payment capabilities.
Acceptance Solutions
Visa Acceptance Solutions provide modular, value-added services in addition to the traditional gateway function of connecting sellers to payment processing, as well as secure, reliable services for sellers and acquirers that help reduce friction and drive acceptance. Our Network Products represent a suite of solutions designed to enhance Visa transactions for sellers and acquirers. In fiscal 2026, we launched Visa Intelligent Authorization, which uses advanced analytics and AI-enabled capabilities to help improve authorization performance while reducing payment friction for sellers, acquirers and payment service providers. Our suite also includes services such as Account Verification Service, which checks for invalid or compromised payment credentials before a purchase to help prevent fraud, and Account Updater, which provides updated account information for sellers to help strengthen customer relationships and retention.
Using the Visa Acceptance Platform, acquirers, payment service providers, independent software vendors and sellers can improve the way their consumers engage and transact, while helping to mitigate fraud and lower operational costs. These solutions enable them to enhance, complement or supplement their existing payment services to adapt to changing business requirements, including support for card networks, digital wallets and other payment methods. Built on a cloud-based architecture, our Acceptance Platform solutions such as Cybersource and Authorize.net provide new and enhanced omnichannel payment integrations with ecommerce platforms, enabling sellers and acquirers to provide tailored commerce experiences with seamlessly embedded payments tools. We are also developing capabilities that help sellers and technology partners support emerging digital commerce experiences through secure payment, authentication and acceptance integrations. For example, in fiscal 2026, we launched a pilot for Intelligent Commerce Connect, which enables technology partners and sellers to integrate payment, authentication and acceptance capabilities into emerging digital commerce experiences through the Visa Acceptance Platform. Token Management Service, another example, helps simplify network token adoption, offers access and management for seller and acquiring clients, provides a single integration point into major card networks and may be used standalone or integrated into other payment solutions. For more information, see the Network Token Technology discussion above. Our Post-Purchase solutions include a network-agnostic solution from Verifi that enables sellers to prevent and resolve disputes on a single platform as well as dispute tools for issuers and acquirers like Visa Resolve Online.
Risk and Security Solutions
Visa’s Risk and Security Solutions offer risk detection and prevention solutions underpinned by real-time AI-driven scores. As payment ecosystems evolve and fraud threats become increasingly sophisticated, these solutions help clients make more informed risk decisions across payment types and channels. These solutions are increasingly becoming payment-type and card-network agnostic. We transform data into insights for near real-time decisions and facilitate account holder authentication to help financial institutions and seller clients prevent fraud and protect account holder data. Transaction risk includes the Visa Protect suite of solutions with a range of products that empower financial institutions and sellers with tools that facilitate automation, simplify fraud prevention and enhance payment security. These offerings use AI, machine learning and network intelligence to help clients address evolving fraud and financial crime risks. We are also applying AI and advanced analytics across our network, including through our Large Transaction Model, which is trained on billions of transactions and is designed to enhance fraud detection, improve authorization performance and reduce false declines.
The Visa Protect suite of products is designed to reduce fraud across immediate A2A and ecommerce payments, as well as transactions both on and off Visa’s network. These solutions extend our risk management capabilities beyond traditional card payments and help clients address emerging fraud and financial crime risks across a broad range of payment flows. Visa’s value-added fraud prevention tools layer on top of a suite of our network programs that protect the safety and integrity of the payment ecosystem, and help to prevent, detect and mitigate threats. In addition, Visa's Cybersource Decision Manager helps our seller and acquirer clients manage and reduce fraud in payments acceptance.
In authentication solutions, we offer a range of authentication and transaction risk solutions to help acquirers and sellers identify customers and limit fraud across multiple payment methods and sales channels. Meanwhile, our cybersecurity solutions provide risk mitigation against newer threats such as enumeration and device protection. Together, these capabilities help clients strengthen trust, security and resilience across digital commerce experiences. We expanded our Risk and Security Solutions offerings through the acquisition of Featurespace, whose real-time behavioral analytics and AI-powered payments protection technology help prevent payments fraud, mitigate financial crime risks and strengthen trust in payments.
Advisory and Other Services
Visa Advisory Services offers deep payments expertise through a global consulting practice, proprietary analytics models, data scientists and economists, marketing services and managed services to deliver insights for issuers, acquirers, sellers, fintechs and other partners that help them optimize business decisions and scale their operations. Operating as the payments consulting arm of Visa, Visa Consulting and Analytics (VCA) utilizes our payments expertise, economic intelligence and AI-enabled tools to identify actionable insights, make recommendations and help implement solutions. VCA is comprised of specialized advisory practices such as strategy and commercial money movement, portfolio optimization, digital, AI, stablecoin, cybersecurity, risk and implementation support, which drive measurable outcomes for our clients. In fiscal 2026, we released the Visa Vulnerability Agentic Harness, an open-source, model-agnostic orchestration layer for identifying software vulnerabilities and supporting their remediation and validation, and we expanded our VCA Cybersecurity Advisory Practice with new advisory services designed to help clients assess risk, prioritize remediation efforts and strengthen resilience in an evolving threat environment. VCA Implementation Services embeds teams within client organizations to help execute key initiatives.
Visa Marketing Services offers a full suite of solutions that spans across the entire campaign lifecycle. This includes research, strategy, campaign design, execution and measurement. We bring customized solutions to Visa clients with unique activation opportunities through Visa’s sponsorship portfolio, including global sporting and entertainment events, and we utilize our data analytics and understanding of consumers’ transactional behavior to provide marketing solutions designed to deliver effective results, drive brand preference and influence consumer behavior. Our Data Solutions suite uses Visa transaction data to help clients analyze and improve performance across a range of areas, including consumer spend, peer benchmarking and fraud performance, and help clients make more informed business decisions.
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
Brand
Visa’s strong brand helps deliver added value to financial institutions, sellers and partners through compelling brand expressions, a wide range of products and services as well as innovative brand and marketing efforts. In line with our commitment to an expansive and diverse range of partnerships for the benefit of our stakeholders, Visa is a sponsor of top entertainment and sports events including the Olympic and Paralympic Games, the FIFA World CupTM and FIFA Women’s World CupTM, and the Red Bull Formula One Teams (the Oracle Red Bull Racing Team and the Visa Cash App RB Formula One Team), among others.
Product Innovation
We are focused on our product innovation to build new capabilities and enhance our existing solutions. We introduced more than 350 product releases during fiscal 2026. We are also applying agentic AI to how we build products through the Visa Agentic Toolchain, an end-to-end AI-driven pipeline with human oversight which can develop and critique requirements, create prototypes, generate and correct code, support releases and capture post-launch feedback, helping us design, build and ship products to clients faster. Teams using the Toolchain have accelerated requirement definition and feature development. For companies that want to be in the money movement or payments business, they can build on top of the Visa as a Service stack in order to connect billions of buyers and sellers through secure and seamless digital payments. We believe this scale and reach will continue to drive innovative forms of commerce and support Visa’s long-term growth.
We are investing in capabilities that support the emerging agentic commerce ecosystem. We are developing products, infrastructure and standards intended to help enable trusted transactions initiated by AI agents, including solutions designed to support authentication, credentialing, security and consumer controls. By helping establish trust in agent-initiated transactions, these capabilities are intended to help consumers, sellers, financial institutions and technology partners participate in agentic commerce as adoption expands.
We also continue to develop capabilities that support emerging forms of money movement and settlement, including stablecoin-enabled solutions. Our stablecoin-enabled payment and settlement solutions help financial institutions, fintechs and payment providers integrate digital assets into payment, treasury and settlement workflows. In fiscal 2026, we introduced Visa Stablecoin Platform, which is designed to enable our partners to settle with Visa in stablecoins and move funds between fiat currencies and stablecoins across a variety of use cases.
Platforms and Security
Our technology platforms form the backbone of what Visa does and provide security, reliability, uptime and operational excellence, all while fueling our product development and innovation. Visa’s leading technology platforms comprise software, hardware, data centers and a large telecommunications infrastructure. Visa’s global data centers are a critical part of our global processing environment and have a high redundancy of network connectivity, power and cooling designed to provide continuous availability of systems.
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
Government Affairs
Our team of Government Affairs professionals engage with governments across the more than 200 countries and territories where Visa operates. Our Government Affairs team seeks to proactively influence the policy and regulatory landscape to expand our business and support Visa’s purpose to uplift everyone, everywhere, by being the best way to pay and be paid. The team plays a crucial role in creating opportunities to expand access to digital payments and shape public policy that empowers governments, businesses and individual consumers to succeed. Visa actively works with governments, officials, policymakers and stakeholders to shape the future of digital payments. We also leverage our country managers around the world who are deeply connected with the governments where we operate. Our engagement is as important as it has ever been, and we have a proven track record of partnering with governments to advance digitization of payments and shape regulatory policies. Through our work with governments, we foster innovation and find opportunities to drive digital transformation and further enable access to financial services.
Sales and Service
Our Sales and Service teams are the vital link between Visa and our clients, delivering innovative, data-driven solutions that enable secure digital commerce. As the first point of contact for our clients, our Sales and Service teams help our clients grow by providing services that anticipate and meet their needs and drive tangible business results.
Talent and People
Attracting, developing and advancing the best talent globally is critical to our continued success. As of September 30, 2026, we had approximately 34,800 employees located in 90 countries and territories, with approximately 65% located outside the U.S. Voluntary workforce turnover (rolling 12-month attrition) was approximately 7%. Based on our latest employee engagement survey, 87% of employees would recommend Visa as a great place to work.
As Visa strives to achieve our purpose and our growth objectives, we are focused on attracting talent with the skills and attributes needed in a global and AI-enabled business. We are committed to developing talent with the expertise and skills Visa needs to remain a leader in the payments industry. Guided by our Progress Starts With You employee value proposition, we continue to evolve the employee experience, investing in programs that help employees grow, connect and contribute through personalized onboarding experiences and opportunities to voice their ideas and feedback. We offer unique career pathways for employees and provide them with tools and support to build on their impact and grow their careers. Along with our educational assistance program, we invest in internal learning opportunities that help employees build the capabilities that are important to our business and culture, including Visa Smart Learning, our enterprise-wide program for building business fluency and skills. Visa’s commitment to development and innovation is also reflected in how we equip employees with GenAI capabilities that can enhance decision making and accelerate productivity, including through our internal GenAI hub and Visa’s

AI assistant for employees. In addition, we are deeply committed to building world-class leaders who can bring Visa into the future, offering tailored development experiences for every stage of leadership, including New to Visa People Leadership, People Leader Labs, New to VP program, high-potential development programs, and executive assessment and coaching.
To help ensure employees feel valued in their day-to-day work, Visa has prioritized and invested in employee recognition, which in turn drives engagement and innovation. Our UPLIFT program enables our employees to recognize, appreciate and celebrate each other, while grounding recognition categories in our Visa Leadership Principles. Finally, we strive to provide benefits that support our employees. As part of our inclusive “whole person” approach to benefits, Visa offers a robust package of curated tools, resources and benefits for our employees. While programs vary by location, some of our financial benefits include retirement savings, employee stock purchase plan and financial well-being sessions and resources. We also offer mental health first aid training and a peer-to-peer ambassador network to strengthen our well-being support and culture of community for employees.
For additional information regarding our human capital management, please see our website at visa.com/crs, which includes our 2025 Corporate Responsibility and Sustainability (CRS) Report. See Available Information below.
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
In fiscal 2026, we completed our acquisition of Prisma, a provider of credit, debit and prepaid card issuer processing, and Newpay, a multi-network infrastructure provider that operates real-time payments services, the Banelco ATM network and the bill payment platform PagoMisCuentas, in Argentina. The acquisition strengthens our capabilities and payment infrastructure in Argentina and complements our global network and value-added services. This acquisition is subject to review by the Argentine competition authority. Also in fiscal 2026, we entered into a definitive agreement to acquire BioCatch, a leading provider of behavioral-first, multi-signal fraud intelligence. BioCatch's solutions use AI and machine learning to analyze application, behavioral, device and network signals to help detect fraud and financial crime. The transaction is subject to customary closing conditions, including applicable regulatory approvals.
Corporate Responsibility and Sustainability
Visa is committed to operating as a responsible, ethical, inclusive and sustainable company. As a trusted network and global leader in digital payments, Visa strives to join with clients, partners and other stakeholders to empower people, businesses and communities to thrive. Visa’s purpose is to uplift everyone, everywhere by being the best way to pay and be paid. While we work toward this goal, we are committed to managing the risks and opportunities that arise from environmental and social issues and providing strong executive and Board oversight of our overall strategy. Our 2025 CRS Report and other CRS-related resources are available in the CRS Resources section of our corporate website at visa.com/crs. See Available Information below. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the U.S. Securities and Exchange Commission (SEC).
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
Global or Multi-regional Networks: These networks typically offer a range of branded, general purpose card payment products that consumers can use at millions of seller locations around the world. Examples include American Express, Diners Club/Discover (owned by Capital One), JCB, Mastercard and UnionPay. These competitors may be more concentrated in specific geographic regions, such as Discover in the U.S. and JCB in Japan, or have a leading position in certain countries, such as UnionPay in China. See Item 1A—Regulatory Risks—Government-imposed obligations and/or restrictions on international payments systems may prevent us from competing against providers in certain markets of this report. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world.
The following chart compares our network with certain network competitors for calendar year 2025(1):

	Visa	American Express	Diners Club / Discover	JCB	Mastercard
Payments Volume ($B)	14,567	1,888	257	342	8,812
Total Volume ($B)(2)	17,100	1,897	271	350	10,646
Total Transactions (B)	336	13	4	7	223
Cards (M)(3)	5,142	153	72	178	3,377
(1)American Express, Diners Club / Discover, JCB and Mastercard data sourced from The Nilson Report issue 1310 (June 2026). Includes all consumer, small business and commercial credit, debit and prepaid cards for Visa and Mastercard and includes all consumer, small business and commercial credit cards, including business from third-party issuers, for American Express, Diners Club / Discover, and JCB. JCB figures include other payment-related products and some figures are estimates. Mastercard excludes Maestro and Cirrus figures.
(2)Total volume is the sum of payments volume and cash volume. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks.
(3)Cards as of December 31, 2025.
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
Alternative Payment Providers: These providers, such as closed commerce ecosystems, digital wallets, BNPL providers and other fintech-enabled payment solutions, often focus on enabling payments through ecommerce and mobile channels but may increasingly expand to physical point-of-sale environments. These companies may process payments using in-house account transfers between parties, electronic funds transfer networks such as ACH, global or local networks such as Visa, or some combination thereof. In some cases, these entities can be both customers and competitors to Visa.
Digital Currencies and Stablecoins: Stablecoins and other digital currencies are gaining broader regulatory clarity and adoption globally. These solutions can enable payments and money movement across consumer, business and cross-border use cases and may offer alternatives to traditional payment systems through blockchain-based settlement infrastructure. Payment service providers, financial institutions, technology companies and other ecosystem participants are increasingly exploring or enabling the use of digital currencies for payment acceptance and money movement. While these technologies present partnership and growth opportunities for Visa, they may also compete with certain payment and money movement solutions.
RTP Networks and Digital Public Infrastructure: RTP networks and government-sponsored digital payment infrastructures continue to expand globally, often supported by regulatory initiatives and public policy objectives.

RTP networks have launched in over 100 countries and continue to be driven by strong government sponsorship and regulatory initiatives to enable and drive adoption (e.g., FedNow in the U.S., PIX in Brazil and Unified Payments Interface (UPI) in India). These infrastructures are increasingly being positioned as alternatives to traditional domestic payment schemes and may extend into additional payment flows over time. However, with linkages such as PayNow in Singapore and UPI in India, cross-border RTP networks are advancing and will compete with our cross-border business. RTP networks can compete with Visa on consumer payments and other payment flows (e.g., B2B and P2P) but can also be customers for value-added services, such as risk management.
Digital Wallet Providers, Fintechs and Emerging Payment Platforms: Digital wallet providers and fintechs continue to expand payment capabilities in person and online for consumers and sellers and provide consumers with additional ways to pay. While digital wallets can help drive Visa volumes, they can also be funded by non-card payment options. Fintech platforms, BNPL providers and other emerging payment solutions are increasingly embedding payments directly into digital experiences and commerce journeys. Emerging technologies, including AI-enabled and agentic commerce solutions, may create new customer interfaces for initiating and managing payments.
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
CMS Providers: We compete with alternative solutions to our CMS (e.g., Visa Direct) such as ACH, RTP and wires. We compete with other global and local card networks for commercial card portfolios. Additionally, we may face competition from industry players who are experimenting with B2B blockchain payments, including stablecoins, which can operate globally 24/7, and have the capability to support cross-border transactions.
VAS Providers: We face competition from companies that provide alternatives to our value-added services. These include a wide range of players such as technology companies, data and analytics providers, information services and consulting firms, governments, merchant services companies and fintechs. Competition spans risk and fraud management, cybersecurity, identity and authentication, data and analytics, consulting and advisory services, loyalty and engagement solutions, open finance-related offerings, and AI-enabled decisioning and workflow solutions. The integration of technology like GenAI can create new and better offerings that compete with our value-added services, such as strengthened risk monitoring and managing digital identification. Regulatory initiatives could also lead to increased competition in these areas.
We believe our fundamental value proposition of security, convenience, speed and reliability as well as the number of payment credentials and our acceptance footprint help us to succeed. In addition, we understand the needs of the individual markets in which we operate and partner with local financial institutions, sellers, fintechs, governments, NGOs and business organizations to provide tailored and innovative solutions. We will continue to utilize our network of networks strategy to facilitate the movement of money. We believe Visa is well-positioned competitively due to our global brand, our broad set of payment products, CMS and VAS offerings and our proven track record of processing payment transactions securely and reliably.
Government Regulation
As a global payments technology company, we are subject to complex and evolving global regulations in the various jurisdictions in which our products and services are used. The most significant government regulations that impact our business are discussed below. For further discussion of how global regulations may impact our business, see Item 1A—Regulatory Risks of this report.
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
Government-imposed Market Participation Restrictions: Certain governments, including China, India and South Africa, have taken actions to promote domestic payments systems and/or certain issuers, payments networks or processors, by imposing regulations that favor domestic providers, impose local ownership requirements on processors, require data localization or mandate that domestic processing be done in that country.
Interchange Rates and Fees: An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the U.S. Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) limits interchange reimbursement rates for certain debit card transactions in the U.S.; the European Union (EU) Interchange Fee Regulation (IFR) limits interchange rates in the European Economic Area (EEA) (as discussed below); and the Reserve Bank of Australia regulates permissible levels of interchange for both domestic and cross-border transactions.
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
Privacy, Data Use, AI and Cybersecurity: Aspects of our operations or business are subject to increasingly complex, fragmented, and overlapping data-related regulations, including with respect to privacy, data use, AI and cybersecurity, which impact the way we collect, use and handle data, operate our products and services and even impact our ability to offer a product or service. In addition, legislatures and regulators globally are proposing new laws or regulations on these topics that could require Visa to adopt more restrictive data collection and processing practices; expand cybersecurity requirements; limit cross-border data flows; impact the adoption of advanced AI systems; and impose increased obligations on companies handling personal data. Compliance with evolving and often divergent legal and regulatory requirements relating to privacy, data protection, AI, resilience and cybersecurity, including varying incident-reporting obligations across authorities and jurisdictions, may increase operational and technology costs, complicate regulatory compliance and limit our ability to innovate, scale technology and leverage data effectively.
Supervisory Oversight of the Payments Industry: Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the U.S., for example, the Federal Banking Agencies (FBA) have supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FBA are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa may also be separately examined by the Consumer Financial Protection Bureau (CFPB) as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries/regions, including Canada, Europe, India, Ukraine and the UK (as discussed below), have recognized or designated Visa as a retail payment system under various types of financial stability regulations. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil and Hong Kong. In Brazil, the Central Bank adopted regulations applicable to payment networks like Visa that impose enhanced prudential requirements, including requirements that would obligate Visa to absorb certain settlement related losses for certain transactions involving sellers in Brazil, when our risk mitigation measures do not fully protect against the resulting settlement-related exposure. We have submitted proposed rule changes to the Central Bank for approval and are updating our processes and risk management protocols to comply with these requirements and mitigate our exposure.

European and United Kingdom Regulations and Supervisory Oversight: Visa in Europe continues to be subject to complex and evolving regulation in the EEA and the UK.
There are several EU regulations that impact our business. As discussed above, the IFR regulates interchange rates within the EEA, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization and decision-making purposes within the EEA, and imposes limitations on network exclusivity and routing. National competent authorities in the EEA are responsible for monitoring and enforcing the IFR in their markets. We are also subject to regulations governing areas such as privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other regulations in Europe, such as the second Payment Services Directive (PSD2), require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players. PSD2 also includes strong customer authentication requirements for certain transactions that could impose both operational complexity on Visa and impact consumer payment experiences. Visa Europe is also subject to supervisory oversight by the European Central Bank (ECB) and certain competent authorities in Europe. Visa Europe was recently designated as a systemically important payment system by the ECB. The designation may entail additional oversight, governance, and other regulatory requirements for Visa Europe.
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
Corporate Responsibility and Sustainability: Certain governments around the world are adopting laws and regulations pertaining to corporate responsibility and sustainability performance, transparency and reporting (e.g., the EU Corporate Sustainability Reporting Directive, Australia’s Treasury Laws Amendment, and U.S. states such as California).
Additional Regulatory Developments: Various regulatory agencies across the world continue to examine a wide variety of issues that could affect our financial institution and other clients, as well as our own business, including mobile payment transactions, tokenization, access rights for non-financial institutions, money transfer services, identity theft, account management guidelines, disclosure rules, consumer protection, privacy, data rights, artificial intelligence, cybersecurity and marketing practices. In addition, a number of U.S. states have enacted or are considering enacting requirements in these and other areas that, in some cases, are more stringent than applicable federal laws. State regulators and attorneys general may increase regulatory, investigative, and enforcement activity, including in response to changes in the regulatory, supervision, or enforcement priorities of federal agencies. Furthermore, following the passage of PSD2 in Europe, several countries, including Australia, Brazil, Canada, Hong Kong and Mexico, are contemplating granting or have already granted various types of access rights to third-party processors, including access to consumer account data maintained by our financial institution clients. In October 2024, the CFPB in the U.S. issued a final rule on personal financial data rights that would provide consumers (and third parties authorized by consumers) with access to consumers’ financial data. While the regulatory status of the CFPB’s rule is uncertain, all these changes have the potential to change the competitive landscape, which would present new challenges and opportunities to our business.
Available Information
Our corporate website is corporate.visa.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to the U.S. Securities Exchange Act of 1934 can be viewed at sec.gov and our investor relations website at investor.visa.com as soon as reasonably practicable after these materials are electronically filed with or furnished to the SEC. In addition, we routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our corporate responsibility and sustainability initiatives is also available on our website at visa.com/crs. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the SEC.

ITEM 1A.    Risk Factors
In addition to the other information contained in this report, you should carefully consider the following material risk factors that could affect the Company’s business, financial condition, results of operations and/or stock price. The disclosures in this section reflect the Company’s current beliefs and opinions regarding factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
The risks and uncertainties the Company faces are not limited to those described below. You should not consider any descriptions of these risk factors to be a complete set of all potential risks that could affect the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect the Company.
Regulatory Risks
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations governing our operations, including, but not limited to, authorization, clearing and settlement activities. Such regulations may increase in quantity, complexity and scope in response to, among other things, changes in the competitive landscape, emergence of new technologies and geopolitical developments. See Item 1—Government Regulation of this report for more information on the most significant areas of regulation affecting our business. These regulations, and their impact on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new or modified rules; affect existing contractual arrangements; require us to maintain additional capital or financial resources; increase the complexity and cost of our operations or compliance; and adversely affect our financial condition.
We may also face differing rules and regulations across jurisdictions in areas such as interchange reimbursement rates, preferred routing, co-badging, domestic processing and localization requirements, currency conversion, point-of-sale transaction rules and practices, privacy, cybersecurity, resilience, data use and protection, licensing requirements and associated product technology. In addition, certain payment technologies and services (e.g., tokenization, push payments and cross-border money movement) and new capabilities in furtherance of our multi-year growth strategy may bring increased licensing, supervisory and compliance obligations. As a result, the Visa operating rules and our other contractual commitments may differ from country to country, state to state, or product to product. Complying with these regulations increases our costs and operational complexity, and reduces our revenue opportunities.
If widely varying regulations emerge worldwide, we may have difficulty rapidly adjusting our products, services, fees and other important aspects of our business to comply with regulatory requirements, including those related to anti-money laundering, anti-corruption, competition, money transfer services, privacy, cybersecurity, and trade and economic sanctions. Increasing fragmentation of regulatory requirements in these and other areas may further increase the complexity and cost of compliance and require us to make jurisdiction-specific changes to our products, services and business practices. We cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings and damage to our global brands and reputation.
Increased scrutiny and regulation of fees, operating rules and related practices of the global payments industry, could harm our business.
Regulators worldwide are expanding their authority over the payments industry, including IRFs, MDRs, network fees, operating rules, and related practices. See Item 1—Government Regulation of this report for more information. Although we generally do not receive IRF revenue directly, IRFs are a key competitive factor that affects our overall payments volume and net revenue.
Countries globally have adopted or are exploring interchange caps or MDR regulations. For example:
•U.S. Federal Reserve regulations cap U.S. debit IRFs for large issuers, and the Dodd-Frank Act restricts network exclusivity and preferred routing for debit and prepaid products. The Federal Reserve has recently taken actions to revisit its regulations that implement these aspects of the Dodd-Frank Act, including requiring issuers to ensure dual-network availability for ecommerce debit transactions and proposing further rate reductions with automatic biennial adjustments. Recent conflicting federal court decisions on the validity of Regulation II's interchange fee standard have created additional uncertainty and could result in a significantly lower interchange cap for debit transactions. Separately, Congress has reintroduced the Credit Card Competition Act (CCCA), legislation requiring, among other things, large issuers to offer routing choices for credit transactions. It remains unclear if the CCCA will gain sufficient traction to advance in the current Congress. States such as Illinois have enacted or are considering laws restricting how interchange is set and assessed and how payment transaction data may be used, potentially imposing significant compliance and operational costs, requiring significant changes to our systems and processes, and even potentially limiting the products and services we are able to offer in those states.
•EU’s Interchange Fee Regulation caps consumer credit and debit IRFs for transactions within the EEA. Member states may impose further reductions, and the European Commission (EC) may periodically reassess Interchange Fee Regulations, which could further lower caps or expand regulation to additional products, services and fees.
•Regulatory interest in cross-border interchange rates continues to grow and governments are using regulation to drive down MDR, which could negatively affect transaction economics. Our EC settlement in 2019, which was extended through 2029, limits certain cross-border IRFs within the EEA. Additional jurisdictions have adopted or proposed cross-border interchange caps or cross-border MDR regulations.
Certain regulators are reviewing or have passed requirements relating to network scheme and processing fees, including with respect to governance, reporting and transparency that could impose additional compliance burdens and competitive complexities where the requirements are not imposed evenly across all payment networks. For example, in 2024, the Greek Parliament limited acquirer fees for certain small ticket transactions in some seller categories for a period of three years. Separately, industry participants in multiple jurisdictions have sought regulatory or judicial intervention regarding our network rules, including restrictions on cross-border acquiring. Certain countries have enacted regulations permitting cross-border acquiring for ecommerce. Other countries require government pre-approval of network rule changes more broadly. Government regulation may also require us to permit competing networks to support our products, share intellectual property, meet onshore capital requirements, or accommodate other networks' branding on Visa-issued products.
In addition, regulatory developments in one jurisdiction or product category may be replicated elsewhere or extended to other products. Reduced IRFs may make our network less attractive to issuers and acquirers and may make other payment systems including closed-loop payment systems that connect directly with sellers and consumers more competitive. Issuers may respond by raising fees or reducing benefits to consumers, and acquirers may charge higher MDRs regardless of our IRFs, steering sellers and consumers toward alternative payment methods, all of which could harm our business and financial results.
Government-imposed obligations and/or restrictions on international payments systems may prevent us from competing against providers in certain markets.
Governments in numerous jurisdictions seek to strengthen domestic control over payments infrastructure and reduce reliance on international payment providers like Visa, through market access barriers, preferential domestic regulations, localization requirements and support for domestic systems. These measures impair the ability of international payments networks to compete and may prevent end-to-end transaction processing in certain markets.
•In China, UnionPay remains the predominant domestic processor and acceptance network for bank cards. The People’s Bank of China (PBOC) accepted our application to operate a Bank Card Clearing Institution (BCCI) in June 2020, and approved our Application to Prepare in October 2026, which permits us to begin formal preparations to establish a domestic BCCI. We must take additional steps, including obtaining further regulatory approval, before we can begin domestic bank card clearing operations. There can be no assurance that we will receive this approval, and its timing is uncertain. Co-badging and co-residency regulations limit our competitive position, and the PBOC is considering phasing out dual-branded cards as international licenses are issued. Even if we receive approval to begin operations, competition from UnionPay and alternative payment providers such as Alipay and WeChat Pay, which have rapidly expanded across ecommerce, offline and cross-border payments, poses significant challenges.

•Some regional blocs or countries have adopted or are considering restrictions on international and/or U.S. payment network participation in domestic and regional transaction processing, while some countries have mandated on-shore processing of domestic transactions or data localization. Failure to comply with localization mandates could impact our ability to do business in those markets.
•Central banks in numerous countries are developing or expanding national RTP networks, with some exploring cross-border RTP connectivity. An increasing number of jurisdictions are also pursuing central bank digital currencies for retail payments. If successfully deployed, these platforms could significantly impact our domestic and cross-border payments, through potential disintermediation.
•Geopolitical tensions, sanctions, trade disputes, and concerns regarding the resilience and continuity of critical payments infrastructure have intensified interest in payment sovereignty in a number of jurisdictions. As a result, certain governments may support the development of domestic or regional payment systems, require additional localization, operational resiliency, processing continuity or other measures intended to reduce dependence on international payment providers like Visa. For example, the ECB has launched the European Payments Initiative's pan-European A2A payment system and a multi-year effort to explore a digital euro, as an alternative to foreign digital currency and payment service providers.
National laws protecting domestic providers or mandating local processing continue to evolve in the face of geopolitical developments, may increase costs; affect our ability to effectively compete with local providers, reduce payments volume and net revenue; limit our ability to leverage global processing capabilities; restrict growth, innovation, and market entry; and create new competitors, all of which could materially harm our business and financial results.
Laws and regulations regarding the handling of personal data, including laws and regulations related to privacy, cybersecurity and AI, may impede our services or result in increased costs, legal claims or fines against us.
Legislators and regulators worldwide are increasingly adopting or revising privacy, data protection, data transfer, cybersecurity and AI laws, creating a complex, fragmented, evolving and often inconsistent global compliance landscape. Privacy laws in numerous jurisdictions, impose specific requirements for cross-border data transfers, transparency, automated decision making, data localization and substantial compliance and audit obligations. In Europe, data protection authorities continue to enforce the General Data Protection Regulation with record-setting fines. Similarly, new cybersecurity laws and regulations continue to come into force globally, and Visa continues to enter new markets where certain services are subject to new cybersecurity legal requirements. These laws and regulations often impose both specific cybersecurity control and governance requirements as well as incident reporting obligations. As we develop more integrated and personalized products and services, acquire new companies and expand our data profile across additional data types, sources, channels and partners, the impact of these laws on our business will continue to grow. Noncompliance with any of these regimes could result in regulatory penalties, significant legal liability and enforcement actions.
Our and our partners’ use of AI across data platforms, data storage, data transfer, products, services, and operational processes depends in part on third-party tools, models and infrastructure that we do not fully control. These technologies may process confidential, proprietary, sensitive or personal information and may introduce or amplify cybersecurity, data governance, privacy, data residency, sovereignty, licensing and operational risks. We are subject to an increasingly fragmented and expanding set of laws governing the development, procurement, deployment and use of AI technologies. Risks associated with the development and procurement of AI include intellectual property, data collection, third-party and training data risks, as well as risks relating to the security, integrity and performance of third-party AI models, including open-source models. Our reliance on third-party AI tools, models, infrastructure and data processing environments may further limit our ability to monitor, control or remediate how confidential or personal information is accessed, retained, used, transferred or secured.
The deployment and use of AI may also present technical, operational and compliance challenges. The EU AI Act established harmonized rules across Europe, with key provisions for most high-risk AI systems taking effect in 2027. In the U.S., several states have adopted AI-specific frameworks or are applying existing consumer and data protection laws to regulate AI. Depending on how these regulations are interpreted and enforced, they may limit our ability to develop and deploy AI systems or significantly increase compliance costs. The introduction of new or modified data use cases involving confidential or personal information, including through AI-enabled technologies, may result in sensitive data being exposed to unauthorized access, exfiltration or retention by third-party providers, replicated into weakly governed derivative stores, or transferred across jurisdictions in ways that raise data residency, sovereignty and licensing concerns. The risk of inadvertent disclosure of confidential information or personal data through AI utilization may also attract stronger regulatory scrutiny and enforcement.
The emergence of agentic commerce, in which autonomous AI agents initiate and execute transactions on behalf of users, presents novel regulatory, privacy, cybersecurity and fraud risks. Legal frameworks governing autonomous agents remain nascent, and the interplay between payments regulations, data privacy laws and evolving AI rules creates uncertainty around compliance obligations and liability exposure. As agentic commerce scales, there could be increased instances of unauthorized, erroneous or disputed payments, or fraud. Agentic commerce may also introduce challenges in monitoring cross-border, prohibited or high-risk transactions subject to conflicting regulatory requirements.
The global proliferation of privacy, cybersecurity and AI regulation requires us to continuously monitor and adapt our privacy, cybersecurity, data use and AI management, governance and compliance practices. Our development and implementation of governance frameworks aimed at complying with fragmented and emerging laws and regulations applicable to these areas may not be successful to mitigate all of these emerging risks. If our AI-enabled data practices are, or are perceived to be, inadequately governed, inaccurate or non-compliant, we could face reputational harm, regulatory scrutiny, enforcement actions or legal claims. Failure to adapt our data governance practices to keep pace with evolving AI technologies, data processing practices, cybersecurity threats, and regulatory requirements could harm our ability to compete, decrease the value of our products and services to clients, and adversely affect our future growth.
We may be subject to tax examinations or disputes, or changes in tax laws.
We exercise significant judgment in the application of tax laws, which can be subject to uncertainty and differing interpretations, and make estimates that we believe to be reasonable in calculating our worldwide provision for income taxes and other tax liabilities. Relevant tax authorities may disagree with our estimates, interpretations or tax treatment of certain material items. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service as well as tax authorities and governments in various other jurisdictions, and we may be subject to additional examinations, disputes or assessments in the future, including those involving the availability of deductions or credits, transfer pricing, permanent establishment assertions, or indirect and other non-income taxes. An adverse outcome in any of these matters could adversely affect our cash flows and financial position. As we expand our business operations, we may be subject to new or additional tax reporting and compliance requirements, which could increase tax uncertainty and operational costs.
In addition, changes in existing laws, regulations or administrative guidance in the U.S. or foreign jurisdictions, including unilateral actions of foreign jurisdictions to introduce digital services taxes, or changes resulting from the Organization for Economic Cooperation and Development's proposals for the international tax system, including the implementation of global minimum taxes by various jurisdictions, may materially affect our effective tax rate and could increase our tax payments. Please see Item 7 and Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations.
We are subject to numerous litigation matters, investigations, claims, examinations, information gathering requests, subpoenas, government and regulatory proceedings asserted by civil litigants, as well as governments and enforcement bodies investigating or alleging, among other things, violations of competition and antitrust law, consumer protection law, privacy law and intellectual property law (these are referred to as “actions” in this section). Details of the most significant actions we face are described more fully in Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be inherently uncertain, expensive and disruptive to our operations. In the event we are found liable or reach a settlement in any action, particularly in a large class action lawsuit, such as one involving an antitrust claim entitling the plaintiff to treble damages in the U.S., or we incur liability arising from a government investigation, we may be required to pay significant awards or judgments, settlements, costs or fines. In addition, settlement terms, judgments, orders, pressures or events in or resulting from actions have impacted and may continue to impact our business by creating uncertainty for our business or by influencing or requiring us to modify, among other things, the default IRFs we set, the Visa operating rules or the way in which we enforce those rules, our fees or pricing, or the way we do business. These actions or their outcomes may also influence regulators, investigators, governments or civil litigants in the same or other jurisdictions, which may lead to additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation brought against them, even if Visa is not a defendant. For certain actions like those that are U.S. covered litigation or VE territory covered litigation, as described in Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report, we have certain financial protections pursuant to the respective retrospective responsibility plans. The two retrospective responsibility plans are different in the protections they provide and the mechanisms by which we are protected. The failure of one or both of the retrospective responsibility plans to adequately insulate us from the impact of such settlements, judgments, losses or liabilities could materially harm our financial condition or cash flows, or even cause us to become insolvent.
Business Risks
We face intense competition in our industry.
The global payments industry is intensely competitive and rapidly evolving. Our core products compete with cash, checks, electronic payments, digital currencies and other payments networks, including closed-loop systems, digital wallets, alternative payments providers, and government-backed payment platforms. Competitors include established financial institutions, fintechs, technology companies operating across ecommerce, social media and mobile channels, and governments developing or operating national RTP networks and other payment systems. See Item 1—Competition for more information.
Our competitors may develop superior technology, achieve broader brand recognition, offer more innovative products or provide more favorable pricing. Even where we successfully adapt to new payment methods, the financial terms of those services may be less favorable. The rapid advancement of AI, including GenAI and agentic AI, intensifies competitive pressure in two key ways: first, competitors may use AI to enhance customer experiences, accelerate innovation, improve personalization, and create new payment and commerce experiences that drive adoption; and second, competitors may deploy AI internally to improve productivity, automate workflows, reduce costs and accelerate product development, potentially creating structural efficiency advantages. As AI-enabled commerce continues to evolve, digital wallets, software platforms, agentic commerce experiences, mobile applications and other technologies may increasingly influence payment initiation, credential selection and seller choice. Companies that control these customer interfaces may gain greater influence over the payments ecosystem and the flow of transaction data. As a result, AI may further reshape the competitive landscape in ways that are difficult to predict. Certain competitors, including American Express, Discover (owned by Capital One), private-label networks and alternative systems such as Alipay and WeChat Pay, operate closed-loop systems with direct connections to both sellers and consumers. These models may prove more adaptable to regulatory and technological developments. Industry participants may also withhold data used to power our solutions in order to support their own competing offerings, potentially reducing the effectiveness of our value-added services.
We and our competitors are developing or participating in alternative payment systems, including mobile payments, P2P services, RTP initiatives, ACH/direct debit solutions and cryptocurrency-based platforms, including stablecoin payments, that could reduce our role or disintermediate us from transaction processing. The enactment of the U.S. GENIUS Act in July 2025 and the EU's crypto-asset framework, along with emerging regulatory frameworks in other countries, provide increasing regulatory certainty for stablecoins, which could disrupt existing payment networks, particularly in cross-border, B2B, and currency-unstable markets. Industry participants may merge, form joint ventures, enter bilateral agreements, or create new competing services, migrate or steer account holders or clients to other networks, or bypass our network entirely. New or revised payment standards imposed by countries, regions or standard-setting organizations may impose additional costs or negatively impact the competitiveness of our products. We may need to adjust rules or pricing, or agree to terms that are less protective of our proprietary technology to remain competitive. Failure to anticipate or respond to the evolving competitive landscape could harm our business, financial results and prospects for growth.
Our net revenue and profits are dependent on our client and seller base, which may be costly to win, retain and develop.
Our financial institution clients and sellers can reassess their commitments to us at any time or develop their own competing products and services. While we have certain contractual protections, our clients, including some of our largest clients, generally have flexibility to issue non-Visa products. In certain circumstances, our financial institution clients may terminate our contractual relationship on relatively short notice without paying significant early termination fees. Because a significant portion of our net revenue is concentrated among our largest clients, the loss of business from any one of them could materially harm our business, results of operations and financial condition. For more information, please see Note 14—Segment Information to our consolidated financial statements included in Item 8 of this report. It may also be difficult or costly for us to acquire or conduct business with financial institutions or sellers that have longstanding exclusive, or nearly exclusive, relationships with our competitors. These financial institutions or sellers may be more successful and may grow more quickly than our existing clients or sellers. If there is a consolidation or acquisition of one or more of our largest clients or co-brand partners by a financial institution client or seller with a strong relationship with one of our competitors, it could result in our business shifting to a competitor or less favorable pricing or terms, which could put us at a competitive disadvantage and harm our business.
We also face intense competitive pressure on the prices we charge our financial institution clients. In certain regions, we increasingly compete with RTP networks, other payment facilitators offering lower pricing, and government-sponsored domestic and cross-border payment initiatives. To remain competitive, we may need to adjust our pricing or offer incentives to our clients to maintain or grow payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts, rebates, performance-based incentives, marketing and other support payments, all of which impact our net revenue and profitability. We may also offer incentives to certain sellers and acquirers to encourage them to route transactions to Visa. Continued pressures on pricing, incentives, fee discounts and rebates could moderate our growth. If we are unable to implement cost containment and productivity initiatives or grow volume in other areas to offset or absorb the financial impact of these incentives, it may adversely affect our net revenue and profits.
Sellers’ and processors’ continued push to lower acceptance costs and challenge industry practices could harm our business.
We rely in part on sellers and their relationships with our clients or their agents to maintain and expand the use and acceptance of Visa products. In certain jurisdictions, including the U.S., Australia, Canada and Europe, sellers and seller-affiliated groups have exerted significant influence in the global payments system to lower acceptance costs paid by sellers to acquirers or their agents to accept payment products or services by lobbying for new legislation, seeking regulatory intervention, filing lawsuits and in some cases, surcharging or refusing to accept Visa products. If these efforts succeed, we may face increased compliance and litigation expenses, issuers may decrease their issuance of our products, and consumer usage of our products could be adversely impacted. For example, in the U.S., certain stakeholders have raised concerns regarding how payment security standards and rules may impact debit routing choice and the cost of payment card acceptance. Seller-affiliated groups and processors have also expressed concerns regarding the Europay, Mastercard and Visa (EMV) certification process and the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in developing payment card standards. Moreover, many sellers have advocated for lower acceptance costs in the form of reduced interchange rates, which could lead some issuers to eliminate or reduce their promotion or use of Visa’s products and services, eliminate or reduce cardholder benefits such as rewards programs, or impose increased or new fees on account holders, all of which could negatively impact our payments volume and related revenue. In addition, some sellers and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for sellers to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on consumers presenting Visa products as their form of payment. A number of the issues flagged in this risk factor are subject to pending litigation. For more information, please see Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. If successful, these efforts could adversely impact consumer usage of our products, decrease our overall payments volume and net revenue, lead to regulatory enforcement and/or litigation that increases our compliance and litigation expenses, and ultimately harm our business.
We depend on relationships with financial institutions, acquirers, processors, sellers, payment facilitators, ecommerce platforms, fintechs and other third parties.
Our relationships with industry participants are complex and require us to balance the interests of multiple third parties. We depend significantly on relationships with our financial institution clients and on their relationships with account holders and sellers to provide our products and services, and compete effectively in the marketplace. We offer incentives to sellers, acquirers, ecommerce platforms and processors to encourage routing preference and acceptance growth, and we engage in payment card co-branding efforts with sellers who receive incentives from us. As emerging participants such as fintechs enter the payments industry, we engage with them to address the roles they may play in the ecosystem, whether as issuers, sellers, ecommerce platforms or digital wallet providers. As these and other relationships become more prevalent and take on greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships. We also depend on our clients and third parties, including network partners, vendors and suppliers, to submit, facilitate and process transactions properly, provide various services associated with our payments network on our behalf, and adhere to our operating rules and applicable laws. As our clients expand their global footprint, their legal and regulatory obligations can become increasingly complex. From time to time, actions of our clients and industry participants may materially and adversely impact our business, products or services. To the extent we or such parties fail to perform or deliver adequately or comply with regulatory obligations, it may result in negative experiences for account holders or others using their Visa-branded payment products, which could harm our business and reputation.
Our business could be harmed if we are not able to maintain and enhance our brand, if events occur that have the potential to damage our brand or reputation, or if we experience brand disintermediation.
Our brand is globally recognized and is a key asset of our business. We believe that our clients and their account holders associate our brand with acceptance, security, convenience, speed, reliability and trust. Our success depends in large part on our ability to maintain and enhance the value of our brand, uphold the reputation of our products and services in the payments ecosystem, and elevate our brand through new and existing products, services and partnerships. The popularity of products we have developed in partnership with technology companies and financial institutions as well as government actions that mandate other networks to process Visa-branded card transactions, may cause brand disintermediation at the point of sale, in ecommerce and mobile channels, and decrease the presence and visibility of our brand. Our brand and reputation may also be negatively impacted by a number of factors, including authorization, clearing and settlement service disruptions; data security breaches; compliance failures by Visa or by our employees, agents, clients, partners or suppliers; failure to meet expectations of our clients, consumers or other stakeholders; negative perception of our industry, the industries of our clients, Visa-accepting sellers, or our clients’ customers and agents, including third-party payments providers; ill-perceived actions or affiliations by clients, partners or other third parties, such as sponsorship or co-brand partners; and fraudulent, or illegal activities using our payment products or services, and which we may not always be in a position to detect and/or prevent from occurring over our network. Our brand could also be negatively impacted when our products are used to facilitate payment for legal, but controversial, products and services, including adult content, firearms and gambling activities. Negative developments in these or other high-risk merchant categories may, by association, harm our reputation or result in greater public, regulatory, or legislative scrutiny, as well as litigation. The actions we or our customers take related to these industries could be viewed negatively and result in retaliatory actions. Additionally, these risks could be exacerbated if our financial institution partners and/or sellers fail to maintain necessary controls to ensure the legality of these transactions, if any legal liability associated with such goods or services is extended to ancillary participants in the value chain like payments networks, or if our network and industry become entangled in political or social debates concerning such legally permissible, but controversial, commerce. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, sellers, account holders, employees, prospective employees, governments and the public, and materially affect our business.
Global economic, political, market, health and social events or conditions may harm our business.
More than half of our net revenue is earned outside the U.S., and international cross-border transaction revenue represents a significant part of our net revenue and growth strategy. Our net revenue is dependent on the volume and number of payment transactions made by consumers, governments and businesses whose spending patterns may be affected by economic, political, market, health and social events or conditions. Adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions, inflation, rising interest rates, increased tariff rates, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, rising energy prices, slowdowns or disruptions in global trade, trade retaliation, government shutdowns, and reduced consumer, small business, government and corporate spending, have a direct impact on international commerce. Our business depends on the smooth functioning of international financial systems and the free flow of cross-border commerce. Restrictions on multinational business activities, disruptions to global trade or deterioration in international relations could materially and adversely affect our payments volume, transactions, client relationships and net revenue. Events or conditions that impair the functioning of the financial markets, tighten credit markets or lead to a downgrade of our credit rating could increase our borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could adversely affect our liquidity, capital resources or cost of capital. In addition, governments responding to adverse macroeconomic conditions may introduce initiatives or requirements to reduce or eliminate payment fees or other costs, which could create additional financial pressures on our business.
Geopolitical trends towards nationalism, protectionism and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions, tariffs and trade restrictions, including restrictions on the cross-

border flow of data, the potential for retaliatory domestic and international policies, have added uncertainty regarding new laws and regulations or changes in the interpretation or enforcement of existing ones, and have increased the risk of regulatory fragmentation. Changing perceptions of U.S.-based companies in markets where we operate or plan to operate compound these risks. These trends could impede the expansion of our business in certain regions and have resulted in our suspension of operations in other regions. In March 2022, we suspended our operations in Russia in response to economic sanctions, and we no longer generate revenue from domestic or cross-border activities related to Russia. The war in Ukraine and the ongoing instability in the Middle East, including any resulting regional conflicts, could have lasting impacts on the region, its economies, and our business. Changes in geopolitical conditions also heighten the security risks described elsewhere in these risk factors.
Outbreaks of illnesses, pandemics or other local or global health emergencies, political instability, international hostilities, armed conflicts, wars, civil unrest, climate-related events, including the increasing frequency of extreme weather events, impacts on or failures of the power grid, and natural disasters have, to varying degrees, negatively impacted our operations, clients, third-party suppliers, activities, and cross-border travel and spend. Any decline in cross-border travel and spend would reduce our cross-border volume, the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenue. These events or conditions could also impact our clients, whose decisions could reduce the number of cards, accounts and credit lines available to their account holders, and impact overall consumption by consumers and businesses, which would ultimately reduce our net revenue. Our clients may also implement cost-reduction measures that reduce or eliminate marketing budgets, and decrease spending on our value-added services.
Our ability to adjust to evolving corporate responsibility and sustainability matters and related regulations could adversely affect our business and financial results or negatively impact our reputation.
We are subject to dynamic and at times, conflicting laws, regulations and other directives that govern a broad range of issues extending beyond our core products and services, including sustainability, climate change, people and talent management, equal opportunity and inclusion, supply chain management and human rights. For example, certain regulators have proposed, adopted or plan to adopt rules or standards that may be or may become applicable to our business, including the EU’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive and the State of California’s legislation requiring broad disclosure of greenhouse gas emissions and other climate-related information. As governments worldwide continue to adopt CRS-related laws and regulations, we may face additional or more stringent requirements.
At the same time, non-regulatory stakeholders, including NGOs, consumers, partners, employees, and investors, are increasingly focused on these matters and may have differing views on CRS-related goals and initiatives from one another and from Visa’s existing strategies and disclosure practices. Where new laws or regulations impose more stringent or conflicting directives, we may experience increased compliance burdens and costs. Any failure, or perceived failure, to meet evolving legal requirements or varied stakeholder expectations could result in negative media attention, reputational impacts, including inaccurate perceptions or misrepresentations of our CRS practices, diversion of management’s attention and resources, proxy contests, litigation, investigations or other adverse impacts on our business. Our CRS goals or initiatives themselves could also subject us to litigation or investigations by government authorities or private actors alleging that our CRS activities are anti-competitive, discriminatory or otherwise unlawful.
Our ability to achieve, or make sufficient progress toward, any of our CRS objectives is subject to numerous risks, many of which are outside of our control, including the evolving legal and regulatory landscape for CRS tracking, reporting and disclosure as well as the actions of suppliers, partners and other third parties. Accordingly, our goals may evolve over time, their implementation may require considerable investment, and we cannot guarantee our ability to achieve, or make sufficient progress toward, any or all of our publicly stated goals. From time to time, we may restate previously reported data to reflect updated methodologies, improvements in data availability and quality, changing assumptions, changes in the nature and scope of our operations, or other changes in circumstances, which may limit the consistency or comparability of our data across periods or relative to industry peers.
Our indemnification obligation to fund settlement losses of our clients, and in some cases other third parties, exposes us to significant risk of loss and may adversely impact our liquidity.
We indemnify issuers and acquirers for settlement losses they may suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa operating rules. This indemnification creates settlement risk for us due to the difference in timing between the payment transaction date and subsequent settlement date. Our indemnification exposure is generally limited to the amount of unsettled Visa card payment transactions at any point in time and any subsequent amounts arising from adjustments to previously processed transactions. In addition, changes in the credit standing of our clients, concurrent settlement failures or insolvencies involving more than one of our largest clients or several smaller clients, or significant sponsor banks through which non-financial institutions participate in the Visa network, or systemic operational failures could expose us to liquidity risk, and negatively impact our financial position. In certain instances, we may indemnify issuers or acquirers in situations in which a transaction is not processed by our system. In addition, the Central Bank of Brazil has adopted regulations applicable to payment networks like Visa that impose enhanced prudential requirements, including requirements that would obligate Visa to absorb certain settlement related losses for certain transactions involving sellers in Brazil when settlement failures occur and our risk mitigation measures do not fully protect against the resulting exposure. The evolving regulatory landscape and new regulatory framework create additional risk, uncertainty and operational challenges for Visa. In response to these regulations, we have submitted to the Central Bank of Brazil enhanced operating rule provisions, which, when approved, are expected to increase our settlement exposure and related collateral requirements. Even if we have sufficient liquidity to cover a settlement failure, insolvency or other settlement-related exposure we may be unable to recover the full amount of such payment. This could expose us to significant losses and adversely affect our financial condition and results of operations. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
Technology and Cybersecurity Risks
Failure to anticipate, adapt to or keep pace with new technologies in the payments industry could harm our business and impact future growth.
The global payments industry is undergoing significant and rapid technological change, including developments in mobile and other proximity and in-app payment technologies, AI and agentic commerce, machine payments, tokenization, cryptocurrencies, stablecoins, tokenized deposits, distributed ledger and blockchain technologies, cloud-based encryption and authorization, and new digital identity and authentication technologies. We expect new services and technologies to continue to emerge and evolve. For example, GenAI and agentic commerce solutions have emerged as an opportunity for Visa, its clients, suppliers, sellers and partners to innovate more quickly and better serve consumers. In addition to our own initiatives and innovations, we work closely with third parties, including potential competitors, for the development of, and access to, new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. Moreover, some new technologies could be subject to intellectual property-related lawsuits or claims, potentially impacting our development efforts and/or requiring us to obtain licenses, implement design changes or discontinue our use. Our and our partners’ use of AI depends in part on third-party large language models that we do not control, whose models may generate inaccurate, biased, hallucinated or unexpected outputs that conflict with our business objectives or brand standards. Consumer and societal attitudes towards AI are evolving, and customers, regulators or the public may perceive AI negatively, which could reduce trust in our AI-powered products and solutions or deter adoption of AI-enabled features. If AI outputs are, or are perceived to be, inaccurate, biased, unexplained or flawed, we could face reputational harm, regulatory scrutiny, enforcement actions or liability claims that may materially and adversely affect our business, financial condition and results of operations. If we or our partners fail to adapt and keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, harm our business and impact our future growth. In addition, because intellectual property and license rights surrounding AI are not fully addressed by courts or regulators, output using AI may not be subject to copyright or other protection, which may adversely affect our intellectual property or other proprietary rights in, or ability to commercialize, such output.
A disruption, failure or breach of our networks or systems, including as a result of cyber incidents or attacks, could harm our business.
Our cybersecurity and processing systems, as well as those of financial institutions, sellers and third-party service providers, have experienced and may continue to experience errors, interruptions, delays or damage from a number of causes including but not limited to, hardware, software and network failures, updates and migrations to new technology and platforms, software and network releases or enhancements, computer viruses, ransomware, malware or other destructive software, use of emerging technologies by bad actors, internal design, manual or user errors, advanced or persistent cyber attacks, social engineering threats, such as phishing or deepfake schemes, including those using synthetic media, insider threats, terrorism, political tensions, war or other military conflicts, or civil unrest, security breaches of our physical premises, workplace violence or wrongdoing, catastrophic events, natural disasters, severe weather conditions and other effects from climate change. Because the tactics, techniques and procedures used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. New and emerging technologies, such as AI and quantum computing, could strengthen threat actor capabilities and cybersecurity risks in ways that are difficult to anticipate, detect or mitigate. For example, cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology (such as GenAI and agentic AI) are being used by threat actors to create sophisticated attacks that are increasingly automated, targeted, coordinated and more difficult to defend against. Rapid adoption and novel uses of GenAI and agentic commerce across the marketplace may also introduce unique and unpredictable security risks to our systems, data and the payments ecosystem. Our own use and deployment of AI technologies could expand our cybersecurity attack surface, increasing exposure to breaches, fraud, unauthorized transactions and other vulnerabilities. For example, frontier AI labs have reported instances of AI agents conducting unauthorized cyber exploitation without direction. Such agents deployed by our Company, clients, partners, vendors, and others could circumvent cybersecurity controls and compromise our systems, data, operations and the payments ecosystem. Advances in quantum computing may introduce cryptography risks that could threaten the security of our information and systems or could require significant investment in technology to effectively mitigate these risks.
In addition, third-party suppliers of hardware and infrastructure that we operate in our data centers and support employee productivity could be impacted by supply chain disruptions, including manufacturing, shipping delays and service disruption due to cyber attacks. An extended supply chain or service disruption could also impact processing or delivery of technology services. Due to the interconnectivity and complexity of information systems and their reliance on common systems, software and vendors, disruptions or degradations have had, and will likely continue to have, wide-reaching consequences, including the potential to disrupt the overall financial system and other key systems in the global economy. These risks could be exacerbated by the concentration of technology or service offerings in a small number of providers or models, including AI and cloud services, and could result in systemic operational impact across the payments industry or beyond. Such attacks and breaches have resulted and may continue to result in fraudulent activity and financial losses to Visa’s financial institution clients, sellers or third-party service providers.
Our visibility and role in the global payments industry also put our Company at a greater risk of being targeted by cyber threat actors. We have been, and may continue to be, affected by malicious cyber activity as well as attacks and data security breaches of financial institutions, sellers, and third-party service providers. We are also aware of instances where governments have directed or sponsored attacks against some of our financial institution clients, and instances where sellers and issuers have encountered substantial data security breaches affecting their customers, some of whom were Visa account holders. Given the growth in payments through ecommerce, social media and mobile channels, we continue to see increased cyber and payment fraud activity, as cybercriminals attempt phishing and social engineering scams, distributed denial of service attacks and other disruptive actions.
The security measures and procedures we, our financial institution and seller clients, other sellers and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be implemented effectively, may differ in scope and complexity across ecosystem participants, or may not be successful or sufficient to counter all data security breaches, cyber incidents and attacks or system failures. In some cases, the mitigation efforts may depend on third parties who may not adhere to required contractual standards, who may not be able to timely patch vulnerabilities or fix security defects, or whose hardware, software or network services may be subject to error, defect, delay, outage or lack appropriate security measures to prevent breaches or data exfiltration incidents. Any such transition may not be completed before relevant threats become operational, and our interconnectedness with third parties who may be slower to adopt such protections could further increase vulnerability to data compromises. Cyber incidents and attacks and other technology incidents can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients.
Furthermore, as a global financial services company, Visa is increasingly subject to complex, varied, and rapidly evolving cybersecurity regulations and cyber incident reporting requirements across numerous jurisdictions. For example, governments around the world have recently passed or are considering new critical infrastructure cybersecurity laws and regulations, some of which may apply to Visa. Any single incident may require parallel notifications to data protection authorities, cyber authorities and law enforcement, often with differing reporting thresholds, deadlines and formats. With the often short timeframes required for cyber incident reporting, there is a risk that Visa or its third-party service providers will fail to meet the reporting deadlines and requirements for any given incident. It may take considerable time for us to investigate and evaluate the full impact of cyber incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full and reliable information about the cyber incident to our clients, partners and regulators, as well as to the public. In the event we are found to be out of compliance, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our reputation and brand.
Any of these events, individually or in the aggregate, could significantly disrupt our operations; impact the availability and integrity of our systems, applications or the systems of our third-party service providers; result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary, sensitive and personal information (including account data information) or data security compromises; result in unauthorized access to, retention of, replication of or cross-border transfer of sensitive data through AI-enabled tools, third-party models, infrastructure, or derivative data stores; impact our clients and consumers; impact the magnitude of our settlement exposure; increase the risk of fraudulent transactions; damage our reputation and brand; result in litigation or claims, violations of applicable privacy and other laws, and increased regulatory review or scrutiny, investigations, actions, fines or penalties; result in damages or changes to our business practices; decrease the overall use and acceptance of our products; decrease our volume, net revenue, and future growth prospects; cause financial losses to Visa’s financial institution clients, sellers, or third-party service providers, and be costly, time consuming and difficult to remedy. There can be no assurance that our efforts will prevent all such threats. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets and data through our business continuity program and we may not be able to notify affected third parties when appropriate. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise. In addition, in the case of any cyber-attack or other security incident information or security breach or technology failure arising from third-party systems impacting us, any third-party indemnification may not be applicable or sufficient to address the impact of such incidents.
Structural and Organizational Risks
We may not achieve the anticipated benefits of our acquisitions, joint ventures or strategic investments, and may face risks and uncertainties as a result.
As part of our overall business strategy, we make acquisitions and strategic investments, and enter into joint ventures. We may not achieve the anticipated benefits of our current and future acquisitions, joint ventures, strategic investments or other strategic objectives and they may involve significant risks and uncertainties, including:
•disruption to our ongoing business, including diversion of resources and management’s attention;
•greater than expected investment of resources or operating expenses;
•difficulty, expense or failure to adequately develop, maintain or integrate our acquired entities or joint ventures, including the development and retention of employees, clients or partners, the integration of employees, business cultures, operations, business systems and technologies, and the implementation of appropriate controls, procedures and policies, in some cases, across different cultures and languages;
•inadequate data security, cybersecurity or operational resilience posture of our acquired entities, joint ventures or companies we invest in or partner with, which may lead to increased risk of system failures, service disruptions or cyber incidents or attacks;
•disruptions, costs, liabilities, judgments, settlements or business pressures resulting from litigation, investigations or legal proceedings involving our acquisitions, joint ventures or strategic investments, including the inability to pursue certain aspects of such transactions;
•failure to obtain the necessary government or other approvals at all, on a timely basis or without the imposition of burdensome conditions or restrictions, including as a result of increased scrutiny with respect to antitrust, national security and other considerations;
•economic, political, regulatory and compliance risks, including when entering into new businesses, regions or countries. See Item 1—Government Regulation and Item 1A—Regulatory Risks of this report for more information on regulatory risks;
•discovery of unidentified issues and related liabilities after such transactions were made;
•failure to mitigate the deficiencies and liabilities of our acquired entities or joint ventures;

•dilutive issuance of equity securities or the incurrence of debt;
•negative impact on our financial position and/or results of operations; and
•anticipated benefits, synergies or value not materializing or taking longer than expected to materialize.
We may be unable to attract, hire, develop, motivate and retain a highly qualified workforce, including key members of management.
The talents and efforts of our employees, particularly our key members of management, are vital to our success. The market for highly skilled workers and leaders in our industry, especially in fintech, technology, AI, cybersecurity and other specialized areas, is extremely competitive. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract, hire or retain other highly qualified employees, particularly if we do not offer employment terms that are competitive with the broader labor market. Ongoing changes in laws and policies regarding immigration, travel and work authorizations have made it more difficult for employees to work in, or transfer among, jurisdictions in which we operate and could continue to impair our ability to attract, hire and retain qualified talent.
Failure to attract, hire, develop, motivate and retain highly qualified employees, particularly in light of changing worker expectations and talent marketplace variability; adequately address potential increased scrutiny of our talent-related programs and initiatives; develop and implement adequate succession plans for the management team; or maintain our strong corporate culture of fostering innovation and collaboration could impact our workforce development goals, impact our ability to achieve our business objectives, and adversely affect our business and our future success. Our efforts to drive efficiency across the Company, including through the adoption and deployment of AI technologies across our operations, have resulted and may continue to result in workforce reductions, changes to our operating model, and the need to reskill or upskill employees. We may not realize the expected cost savings or other anticipated benefits of any such restructuring within the anticipated timeframe, or at all, and any such restructuring could disrupt our operations, adversely affect employee morale and productivity, and lead to the loss of institutional knowledge. Over-reliance on AI could hinder development of important skills among employees, while failure to adopt AI technologies in a timely manner could diminish potential efficiencies or competitive advantages. Increased reliance on AI tools to support operations, including compliance and risk management functions, may also introduce additional oversight risks if such tools do not perform as expected.
The conversions of our class B-1, B-2 and B-3 (class B) and class C common stock or series A, B and C preferred stock into shares of class A common stock would result in voting dilution to, and could adversely impact the market price of our existing class A common stock.
The market price of our class A common stock could fall as a result of many factors. The value of our class B and C common stock and series A, B and C preferred stock is tied to the value of the class A common stock. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. Under our Europe retrospective responsibility plan, Visa will continue to release value from the series B and series C preferred stock in stages based on developments in current and potential litigation. The series B and series C preferred stock will become fully convertible to series A preferred stock or class A common stock no later than 2028 (subject to a holdback to cover any pending claims). Conversion of our class B and C common stock into class A common stock, or our series A, B and C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which would dilute the voting power of existing class A common shareholders. In addition, the sale of significant portions of converted class A common stock could adversely impact the market price of our existing class A common stock.
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
Delaware law, provisions in our governing documents and our capital structure could make a merger, takeover attempt or change in control difficult.
Provisions contained in our certificate of incorporation and bylaws and our capital structure could delay or prevent a merger, takeover attempt or change in control that our shareholders may consider favorable. For example, except for limited exceptions:
•no person may beneficially own more than 15% of our class A common stock or 15% of our total outstanding common stock on an as-converted basis;
•no competitor or an affiliate of a competitor may hold more than 5% of our total outstanding common stock on an as-converted basis;
•the affirmative votes of the class B and C common stock and series A, B and C preferred stock are required for certain types of consolidations or mergers;
•our shareholders may not act by written consent and are subject to limitations on their ability to call special meetings (not less than 15% of the class A common stock outstanding, held continuously for at least one year); and
•certain litigation against us or our directors, officers or other employees can only be brought in the state of Delaware or the U.S. federal courts.

ITEM 1B.    Unresolved Staff Comments
Not applicable.
ITEM 1C.    Cybersecurity
Visa’s Approach to Cybersecurity
As a global company providing payment services to consumers and companies around the world, trust is an indispensable asset. A strong cybersecurity program is a key element to maintaining this trust and supporting the security, availability and resilience of our systems and services. Accordingly, we consider cybersecurity a key enterprise risk and we identify, assess and manage such risk as part of our overall enterprise risk management framework. See Item 1A of this report for further discussion on our overall risk factors, including technology and cybersecurity risks.
Cybersecurity Program
Visa’s cybersecurity program is designed to monitor, identify, assess, mitigate and govern cybersecurity risk and is aligned with widely accepted international standards, such as ISO 27002 and the Payment Card Industry Data Security Standards, as well as applicable legal and regulatory requirements. We implement our cybersecurity program primarily through our Key Controls, which establish enterprise-wide requirements for protecting Visa information and technology assets. All employees must complete annual training on our Key Controls and are required to comply with the requirements. Exceptions to the Key Controls must be approved by a senior management working group overseen by our Corporate Risk Committee (CRC), the management committee responsible for overseeing Visa’s cybersecurity program and other operational risks. To support the continued effectiveness of our control environment, the Key Controls are reviewed and updated annually by our Cybersecurity Governance, Risk and Compliance teams and approved by management committees to address evolving cybersecurity threats and applicable legal and regulatory requirements.
As part of our overall business strategy, we have acquired a number of companies that operate under diverse business, operational and technology requirements. These designated entities may deliver products and services using systems that are not fully integrated with Visa’s standard technology platforms or infrastructure. We have established a separate set of Key Controls for designated entities that are appropriate to their size, risk profile and operations and are aligned with the same widely accepted international standards noted above. These controls are designed to support consistent cybersecurity governance while accounting for differences in business operations, technology environments and integration status. Management receives regular reporting regarding the cybersecurity posture and control environment of these entities, including reporting to our Chief Information Security Officer (CISO), President of Technology, management committees and the board of directors. For additional information about our structural and organizational risks, see Item 1A of this report.
Incident Response Plans
Visa’s global cybersecurity incident response team provides continuous monitoring of Visa networks and digital assets through three cyber fusion centers in the United States, United Kingdom and Singapore. Complementing these efforts, Visa’s threat intelligence and research teams monitor commercial and government intelligence sources to identify, assess and respond to new and emerging threats. To help strengthen employee awareness and resilience, our cybersecurity awareness team regularly provides guidance and information with Visa employees on emerging threats, such as AI-enabled attacks and senior executive impersonation phishing schemes.
To address significant cybersecurity incidents and other crisis events, we maintain a business incident response plan, which identifies key stakeholders, defines escalation procedures, and establishes thresholds for notifying management’s Executive and Disclosure Committees, as well as circumstances under which the CEO or the CEO’s designee informs the board of directors. For cybersecurity incidents that do not rise to these crisis thresholds, we maintain subordinate incident response plans and standard operating procedures that guide the response, investigation, escalation and remediation activities of our security incident response teams. These processes are designed to facilitate the timely identification, assessment, containment and management of cybersecurity incidents and other security events affecting Visa or third parties on which we rely. Like many companies, we, and some third parties on which we rely, periodically experience cybersecurity incidents. As of September 30, 2026, we are not aware of any direct or third-party cybersecurity incidents during the preceding three fiscal years that have materially affected our business strategy, results of operations or financial condition.

Internal and External Testing
We proactively manage cybersecurity risk through the continuous identification, assessment and remediation of potential cybersecurity threats and vulnerabilities affecting our information and technology assets. We also leverage advanced analytics, automation and artificial-intelligence-enabled capabilities to support threat detection, vulnerability management, and the prioritization of remediation activities. These efforts include a combination of both internal and external assessments as well as independent testing, as appropriate. For example, public-facing technology assets are subject to both internal security assessments and external testing through our vulnerability disclosure and bug bounty programs. Findings identified through these activities are prioritized and remediated based on risk through Visa’s established governance frameworks, with compliance and approved exceptions subject to ongoing oversight and reporting to management and the board of directors.
As further discussed in our risk factors in Item 1A of this report, cybersecurity risks cannot be fully eliminated despite the controls and processes we maintain. To help manage this risk, we maintain three lines of defense designed to promote accountability, oversight and independent assurance across our cybersecurity program. The first line of defense consists of the technology teams that develop, build and deploy our products and services. These teams are trained on and accountable for following our Key Controls. The second line of defense includes separate internal security and risk teams that conduct security assessments of our networks and products, overseeing the remediation of any findings. Finally, our independent internal audit function operates as the third line of defense, assessing the effectiveness of our policies and controls and implementation thereof. In addition, our cybersecurity program is subject to regular, detailed examinations by financial regulators and external auditors.
Third-party Risk Management
We also apply this same overall framework to the oversight and management of cybersecurity risks associated with service providers, vendors, suppliers and other third parties. Our policies require due diligence on our service providers, vendors and suppliers prior to engagement and impose contractual audit rights designed to assist in identifying and managing cybersecurity risks associated with third-party relationships. Such oversight is proportionate to the inherent risk associated with the products and services provided and the criticality and sensitivity of the information and technology assets to which the third party may have access. As noted in our risk factors in Item 1A of this report, our third-party risk management framework may not be implemented effectively or may not be successful or sufficient to mitigate all of our risks. When we become aware that a service provider, vendor, supplier or other third party has experienced any compromise or failure in the cybersecurity infrastructure owned or controlled by such third party, we take actions consistent with our risk management and incident response frameworks to mitigate our potential risk, including, where appropriate, by restricting, suspending or terminating the third party’s access to our information and technology assets.
Management’s Role and Responsibilities
Our CISO is responsible for day-to-day management and oversight of our information security program and leads our global cybersecurity organization, which comprises of approximately 950 professionals globally as of September 30, 2026. Our CISO and President of Technology receive regular reports from our cybersecurity personnel regarding the prevention, detection, assessment, mitigation and remediation of cybersecurity threats, vulnerabilities and incidents. Our CISO reports directly to our President of Technology and provides quarterly reports on our cybersecurity program, risk posture and significant cybersecurity matters to the CRC.
Our current CISO has over 30 years of industry experience leading enterprise cybersecurity teams and enabling secure and scalable ecommerce and payment platforms at multiple Fortune 500 companies. Since joining Visa in November 2015, the CISO has played a key role in advancing Visa’s cybersecurity program, including supporting the development of Visa's Zero Trust Architecture and advancing VisaNet's cybersecurity defense capabilities. Our President of Technology joined Visa in November 2013 and has over 30 years of experience leading the development, deployment and operation of commerce and transaction technologies, including oversight of cybersecurity risk management and transformational technology initiatives. Our President of Technology is responsible for Visa’s technology innovation and investment strategy, product engineering, cybersecurity, global IT, operations infrastructure, and for accelerating the integration of engineering and product teams.
Board Governance
Visa’s board of directors exercises oversight and control of Visa’s overall enterprise risk management framework and delegates oversight and control of Visa’s cybersecurity program to our audit and risk committee (ARC), which is responsible for ensuring that management has risk-based processes in place designed to assess, identify and manage cybersecurity risks to which Visa is exposed. As noted in Item 1A, however, these processes may not be sufficient to mitigate all cybersecurity risks. Our CISO provides an update on our cybersecurity program to the ARC twice per year and to the full board of directors annually. The updates to the ARC and the full board of directors provide an overview of our cybersecurity performance, progress against goals, cybersecurity threat landscape and other relevant developments.
ITEM 2.    Properties
Our corporate headquarters are located in the San Francisco Bay Area. As of September 30, 2026, we owned or leased office locations and data centers around the world, and we believe that these facilities are suitable and adequate to support our ongoing business needs.
ITEM 3.    Legal Proceedings
Refer to Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol V. As of October 29, 2026, we had 314 shareholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our class A common stock is held in “street name” by brokers and other financial institutions on behalf of our shareholders. There is currently no established public trading market for our class B-1, B-2, B-3 or C common stock. As of October 29, 2026, there were 481, 29, 223 and 433 holders of record of our class B-1, B-2, B-3 and C common stock, respectively.
On October 27, 2026, our board of directors declared a quarterly cash dividend of $0.78 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis) payable on December 1, 2026, to all holders of record as of November 10, 2026.
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
Issuer Purchases of Equity Securities
The table below presents our purchases of class A common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Purchase Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
July 1 – 31, 2026	3	$360.64	3	$27,201
August 1 – 31, 2026	4	$372.07	4	$25,808
September 1 – 30, 2026	4	$373.29	4	$24,374
Total	11	$369.12	11
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
This section of the report generally discusses fiscal 2026 compared to fiscal 2025. Discussions of fiscal 2025 compared to fiscal 2024 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission.
Overview
Visa is a global payments technology company that facilitates secure, reliable and efficient global commerce and money movement. We provide transaction processing services (primarily authorization, clearing and settlement) among consumers, issuing and acquiring financial institutions and sellers. We are focused on extending, enhancing and investing in our proprietary advanced transaction processing network, VisaNet, to offer a single connection point for facilitating money movement to multiple endpoints through various form factors and innovative technologies across more than 200 countries and territories. Visa is not a financial institution. We do not issue cards, extend credit or set rates and fees for account holders of Visa card products.
Financial overview. A summary of our GAAP and non-GAAP operating results is as follows:

	For the Years Ended September 30,			% Change(1)
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
	(in millions, except percentages and per share data)
Net revenue	$45,903	$40,000	$35,926	15%	11%
Operating expenses	$17,793	$16,006	$12,331	11%	30%
Net income	$23,504	$20,058	$19,743	17%	2%
Diluted earnings per share	$12.32	$10.20	$9.73	21%	5%

Non-GAAP operating expenses(2)	$14,919	$12,906	$11,609	16%	11%
Non-GAAP net income(2)	$25,314	$22,542	$20,389	12%	11%
Non-GAAP diluted earnings per share(2)	$13.27	$11.47	$10.05	16%	14%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For further details and a reconciliation of the GAAP to non-GAAP financial measures presented, see tables in Non-GAAP Financial Measures below.
Highlights for fiscal 2026. Net revenue increased 15% over the prior year, primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. See Results of Operations—Net Revenue below for further discussion. Exchange rate movements increased our net revenue growth by approximately one percentage point.
Operating expenses increased 11% over the prior year, primarily driven by higher personnel and marketing expenses. See Results of Operations—Operating Expenses below for further discussion. Exchange rate movements increased our operating expenses growth by approximately one percentage point.
Non-GAAP operating expenses increased 16% over the prior year, primarily driven by higher personnel, marketing and professional fees.
Acquisitions. In August 2026, we entered into a definitive agreement to acquire BioCatch, a leading provider of behavioral-first, multi-signal fraud intelligence, for $2.4 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory approvals.

In February 2026, we acquired Prisma Medios de Pago S.A.U. (Prisma) and Newpay S.A.U. (Newpay) in Argentina for a total purchase consideration of $1.5 billion in cash. See Note 2—Acquisitions to our consolidated financial statements included in Item 8 of this report.
Class B-1 and B-2 common stock exchange offer. In May 2026, we accepted 3 million shares of class B-1 common stock and 120 million shares of class B-2 common stock tendered in the exchange offer. In exchange for the shares of class B-1 and B-2 common stock that were retired, we issued 61 million shares of class B-3 common stock and 23 million shares of class C common stock. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Visa may, but is under no obligation to, conduct a successive exchange offer if (i) one year has passed since the exchange offer completed in May 2026; and (ii) the estimated interchange reimbursement fees at issue in unresolved claims for damages in the U.S. covered litigation have been reduced by 50% or more since the consummation of the exchange offer in May 2026, as determined by Visa. The estimated interchange reimbursement fees at issue in unresolved claims for damages in the U.S. covered litigation was approximately $17.4 billion(1) as of May 11, 2026 and was approximately $15.9 billion(1) as of October 1, 2026.
Senior notes. In February 2026, we issued fixed-rate senior notes in a public offering in an aggregate principal amount of $3.0 billion, with maturities ranging between 3 and 10 years. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Interchange multidistrict litigation. During fiscal 2026, we recorded additional accruals of $1.6 billion to address claims associated with the interchange multidistrict litigation. We also made additional deposits of $1.3 billion into the U.S. litigation escrow account. The additional accruals related to the interchange multidistrict litigation could be higher or lower than deposits made into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Common stock repurchases. In April 2026, our board of directors authorized an additional $20.0 billion share repurchase program, providing multi-year flexibility. During fiscal 2026, we repurchased 61 million shares of our class A common stock in the open market for $20.5 billion. As of September 30, 2026, our share repurchase programs had remaining authorized funds of $24.4 billion. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
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
(1)    These figures are estimated and approximated. These estimates do not include interchange reimbursement fees attributable to claims asserted in certain purported indirect purchaser class actions or recently filed merchant class actions, or brought by any opt-outs that have not asserted a claim for damages. The interchange at issue for unresolved claims will continue to increase. See U.S. Covered Litigation in Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report for more information on the Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions.

The following table presents nominal payments and cash volume:

	U.S.			International			Visa

	Twelve Months Ended June 30,(1)
	2026	2025	2024	2026	2025	2024	2026	2025	2024
	(in billions)
Nominal payments volume
Consumer credit	$2,697	$2,491	$2,356	$3,408	$3,114	$2,958	$6,105	$5,605	$5,314
Consumer debit(2)	3,458	3,213	2,990	3,826	3,343	3,032	7,284	6,556	6,022
Commercial(3)	1,184	1,084	1,042	765	656	614	1,949	1,740	1,655
Total nominal payments volume(4)	7,338	6,788	6,388	8,000	7,112	6,604	15,338	13,901	12,991
Cash volume(5)	602	598	604	1,979	1,891	1,899	2,582	2,489	2,503
Total nominal volume(4)(6)	$7,941	$7,386	$6,991	$9,979	$9,003	$8,503	$17,920	$16,389	$15,494
The following table presents the changes in nominal and constant payments and cash volume:

	U.S.		International				Visa

	Twelve Months Ended June 30,(1),(4)
	2026 vs. 2025	2025 vs. 2024	2026 vs. 2025		2025 vs. 2024		2026 vs. 2025		2025 vs. 2024
	Nominal	Nominal	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	8%	6%	9%	8%	5%	8%	9%	8%	5%	7%
Consumer debit growth(2)	8%	7%	14%	10%	10%	12%	11%	9%	9%	10%
Commercial growth(3)	9%	4%	17%	14%	7%	9%	12%	11%	5%	6%
Total payments volume growth	8%	6%	12%	10%	8%	10%	10%	9%	7%	8%
Cash volume growth(5)	1%	(1%)	5%	1%	—%	3%	4%	1%	(1%)	2%
Total volume growth	8%	6%	11%	8%	6%	8%	9%	8%	6%	7%
(1)Service revenue in a given quarter is primarily assessed based on nominal payments volume in the prior quarter. Therefore, service revenue reported for the twelve months ended September 30, 2026, 2025 and 2024, was based on nominal payments volume reported by our financial institution clients for the twelve months ended June 30, 2026, 2025 and 2024, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	For the Years Ended September 30,			% Change(1)
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
	(in millions, except percentages)
Visa processed transactions	281,331	257,545	233,758	9%	10%
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
The following table presents our net revenue earned in the U.S. and internationally:

	For the Years Ended September 30,			% Change(1)
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
	(in millions, except percentages)
U.S.	$17,423	$15,633	$14,780	11%	6%
International	28,480	24,367	21,146	17%	15%
Net revenue	$45,903	$40,000	$35,926	15%	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenue increased in fiscal 2026 over the prior year primarily due to the growth in nominal cross-border volume, processed transactions and nominal payments volume, partially offset by higher client incentives. Volume growth was driven primarily by continued resilience in consumer spending and ongoing expansion in digital commerce. Cross-border volume growth was supported by cross-border ecommerce and travel-related activity. Nominal payments volume growth of 10% was supported by broad-based growth across both credit and debit spending, with ecommerce continuing to grow faster than face-to-face spend. We expect that the ongoing shift toward digital commerce and electronic payments will continue; however, the extent to which these trends support volume increases will depend on a number of factors, including consumer spending levels and broader macroeconomic conditions.
Our net revenue is impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenue denominated in local currencies are converted to U.S. dollars. In fiscal 2026, exchange rate movements increased our net revenue growth by approximately one percentage point. Foreign exchange rate movements and volatility have contributed to periodic variability in our results, and may continue to do so in the future.
The following table presents the components of our net revenue:

	For the Years Ended September 30,			% Change(1)
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
	(in millions, except percentages)
Service revenue	$19,918	$17,539	$16,114	14%	9%
Data processing revenue	23,374	19,993	17,714	17%	13%
International transaction revenue	15,251	14,166	12,665	8%	12%
Other revenue	5,677	4,053	3,197	40%	27%
Client incentives	(18,317)	(15,751)	(13,764)	16%	14%
Net revenue	$45,903	$40,000	$35,926	15%	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenue increased in fiscal 2026 over the prior year primarily due to growth in nominal payments volume of 10%, select pricing modifications and growth in card benefits.
•Data processing revenue increased in fiscal 2026 over the prior year primarily due to growth in processed transactions of 9%, select pricing modifications, growth in value-added services and higher cross-border transaction mix.

•International transaction revenue increased in fiscal 2026 over the prior year primarily due to growth in nominal cross-border volume of 15%, excluding transactions within Europe, partially offset by lower volatility of a broad range of currencies and business mix.
•Other revenue increased in fiscal 2026 over the prior year primarily due to growth in Advisory and Other Services and select pricing modifications.
•Client incentives increased in fiscal 2026 over the prior year primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
For fiscal 2026, 2025, and 2024, revenue from value-added services was $14.2 billion, $10.9 billion and $8.8 billion, respectively. Value-added services revenue in fiscal 2026 increased 31% over the prior year, reflecting growth across all portfolios, with the largest contributions from Issuing Solutions and Advisory and Other Services.
Growth across the value-added services portfolios in fiscal 2026 over the prior year was primarily driven by increases in underlying business drivers, including client consulting and marketing engagements, processed transactions and number and mix of payment credentials; and pricing. Client consulting engagements increased approximately 30% over the prior year. Demand for marketing services increased over the prior year primarily due to sponsorship events, including the FIFA World Cup 2026TM and the Olympic and Paralympic Winter Games Milano Cortina 2026. Processed transactions increased 9% and payment credentials increased 6% over the prior year.(2)
Operating Expenses
Our operating expenses consist of the following:
•Personnel expenses include salaries, employee benefits, incentive compensation and share-based compensation.
•Marketing expenses include expenses associated with advertising and marketing campaigns, sponsorships and other related promotions of the Visa brand and client marketing.
•Network and processing expenses mainly represent expenses for the operation of our processing network, including software and equipment rental, maintenance and fees for other data processing services.
•Professional fees mainly consist of expenses associated with client engagements, legal fees and consulting fees.
•Depreciation and amortization expenses include amortization of internally developed and purchased software, depreciation expense for property and equipment and amortization of finite-lived intangible assets obtained through acquisitions.
•General and administrative expenses consist mainly of card benefits such as costs associated with airport lounge access, extended cardholder protection and concierge services, as well as facilities costs, indirect taxes, travel and meeting costs, foreign exchange gains and losses and other corporate expenses incurred in support of our business.
•Litigation provision represents litigation expenses for accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation) and accruals related to legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters). The accruals are an estimate based on management’s understanding of our litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss.
(2) Growth is calculated based on payment credentials as of June 30, 2026 and 2025 as reported by our financial institution clients.

The following table presents the components of our total operating expenses:

	For the Years Ended September 30,			% Change(1)
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
	(in millions, except percentages)
Personnel	$7,934	$6,961	$6,264	14%	11%
Marketing	2,315	1,684	1,560	37%	8%
Network and processing	1,066	894	778	19%	15%
Professional fees	1,014	759	635	34%	19%
Depreciation and amortization	1,403	1,220	1,034	15%	18%
General and administrative	2,297	1,926	1,598	19%	21%
Litigation provision	1,764	2,562	462	(31%)	NM
Total operating expenses	$17,793	$16,006	$12,331	11%	30%
NM – Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased in fiscal 2026 over the prior year primarily due to a higher number employees and compensation costs, including from acquisitions, and higher severance costs resulting from actions taken to drive operational efficiencies and reinvest in high-growth opportunities.
•Marketing expenses increased in fiscal 2026 over the prior year primarily due to higher spending for client marketing and various campaigns, both driven in part by the FIFA World Cup 2026TM and the Olympic and Paralympic Winter Games Milano Cortina 2026.
•Network and processing expenses increased in fiscal 2026 over the prior year primarily due to continued investments in technology and processing network to support ongoing business growth and incremental costs from acquired businesses.
•Professional fees increased in fiscal 2026 over the prior year primarily due to higher legal fees, higher expenses associated with client engagements and costs incurred in the current year in connection with our acquisitions.
•General and administrative expenses increased in fiscal 2026 over the prior year primarily due to charitable contributions to the Visa Foundation in the current year.
•Litigation provision decreased in fiscal 2026 over the prior year primarily due to lower accruals related to the U.S. covered litigation. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest income on cash and investments, interest expense from borrowings, interest related to taxes, and gains and losses on equity investments and derivatives.
The following table presents the components of our non-operating income (expense):

	For the Years Ended September 30,			% Change(1)
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
	(in millions, except percentages)
Interest expense	$(758)	$(589)	$(641)	29%	(8%)
Investment income (expense) and other	741	789	962	(6%)	(18%)
Total non-operating income (expense)	$(17)	$200	$321	(108%)	(38%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•Interest expense increased in fiscal 2026 over the prior year primarily due to an interest benefit related to taxes in the prior year.
•Investment income (expense) and other decreased in fiscal 2026 over the prior year primarily due to lower interest income on our cash and investments, partially offset by gains on our equity investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	For the Years Ended September 30,
	2026	2025	2024
Effective income tax rate	16%	17%	17%
The effective income tax rates in fiscal 2026 and fiscal 2025 were 16% and 17%, respectively, including the following:
•during fiscal 2026, a deferred tax benefit of $314 million due to a change in the U.S. taxation of certain foreign earnings; and
•during fiscal 2026 and 2025, tax benefits of $284 million and $263 million, respectively, related to certain legal settlements.
The Organization for Economic Cooperation and Development (OECD) issued administrative guidance regarding the implementation of a 15% global minimum tax, which various jurisdictions have enacted or are in the process of enacting. In fiscal 2026, we recorded a provision for global minimum taxes, primarily related to Singapore. The impact on our effective tax rate was largely offset by foreign tax credit benefits across jurisdictions.
In fiscal 2026, the OECD introduced a side-by-side safe harbor that, if elected and implemented in applicable local jurisdictions, provides qualifying U.S. parented groups relief from certain provisions of the global minimum tax rules. The safe harbor does not eliminate local minimum taxes applicable to foreign subsidiaries. We continue to monitor legislative and administrative developments and assess the potential tax impact on future years.
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
•Litigation provision. Litigation provision includes significant accruals related to certain legal matters that are not covered by the U.S. retrospective responsibility plan or the Europe retrospective responsibility plan (uncovered legal matters) and additional accruals associated with the interchange multidistrict litigation which are covered by the U.S. retrospective responsibility plan (U.S. covered litigation). Litigation provision associated with these matters can vary significantly based on the facts and circumstances related to each matter and do not correlate to the underlying performance of our business. During fiscal 2026, 2025 and 2024, we have excluded these amounts to facilitate a comparison to our past operating performance.
Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the rates at which shares of our class B-1, B-2 and B-3 common stock ultimately convert into shares of class A common stock. During fiscal 2026, basic and diluted earnings per class A common stock increased $0.01, as a result of the downward adjustments of the class B-1, B-2 and B-3 common stock conversion rates during the period. During fiscal 2025, basic and diluted earnings per class A common stock increased $0.01 and was unchanged, respectively, as a result of the downward adjustments of the class B-1 and B-2 common stock conversion rates during the period. During fiscal 2024, basic and diluted earnings per class A common stock was unchanged, as a result of the downward adjustments of the class B-1 and B-2 common stock conversion rates during the period. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
•Deferred tax benefit (expense). During fiscal 2026, we recorded a deferred tax adjustment within income tax provision due to a change in the U.S. taxation of certain foreign earnings. We have excluded this one-time non-cash amount as it is not representative of our ongoing operations.
•Severance costs. During fiscal 2026 and 2025, we recorded severance costs within personnel expense resulting from actions taken to drive operational efficiencies and reinvest in high-growth opportunities. These amounts have been excluded as they are not representative of our ongoing operations.
•Charitable contributions. During fiscal 2026 and 2024, we donated investments to the Visa Foundation and recognized non-cash general and administrative expenses. We have excluded these amounts as they do not reflect the underlying performance of our business.
•Lease consolidation costs. During fiscal 2025 and 2024, we recorded charges within general and administrative expense associated with the consolidation of certain leased office spaces. We have excluded these amounts as they do not reflect the underlying performance of our business.
•Indirect taxes. During fiscal 2024, as a result of the resolution of an audit, we recognized a benefit within general and administrative expense related to the release of the reserve previously recognized in fiscal 2021. This one-time amount is not representative of our ongoing operations.

Non-GAAP operating expenses, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with GAAP. The following tables reconcile our GAAP to non-GAAP financial measures:

	For the Year Ended September 30, 2026
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$17,793	$(17)	$4,589	16.3%	$23,504	$12.32
(Gains) losses on equity investments, net	—	(124)	(27)		(97)	(0.05)
Amortization of acquired intangible assets	(229)	—	66		163	0.09
Acquisition-related costs	(76)	—	9		67	0.04
Litigation provision	(1,724)	—	386		1,338	0.70
Deferred tax benefit (expense)	—	—	314		(314)	(0.16)
Severance costs	(563)	—	125		438	0.23
Charitable contributions	(282)	—	67		215	0.11
Non-GAAP	$14,919	$(141)	$5,529	17.9%	$25,314	$13.27

	For the Year Ended September 30, 2025
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$16,006	$200	$4,136	17.1%	$20,058	$10.20
(Gains) losses on equity investments, net	—	87	19		68	0.03
Amortization of acquired intangible assets	(218)	—	54		164	0.08
Acquisition-related costs	(97)	—	7		90	0.05
Severance costs	(213)	—	45		168	0.09
Lease consolidation costs	(39)	—	9		30	0.02
Litigation provision	(2,533)	—	569		1,964	1.00
Non-GAAP	$12,906	$287	$4,839	17.7%	$22,542	$11.47

	For the Year Ended September 30, 2024
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision(1)	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
GAAP	$12,331	$321	$4,173	17.4%	$19,743	$9.73
(Gains) losses on equity investments, net	—	94	12		82	0.04
Amortization of acquired intangible assets	(178)	—	43		135	0.07
Acquisition-related costs	(104)	—	8		96	0.05
Litigation provision	(434)	—	97		337	0.17
Lease consolidation costs	(57)	—	13		44	0.02
Indirect taxes	118	—	(29)		(89)	(0.04)
Charitable contributions	(67)	—	26		41	0.02
Non-GAAP	$11,609	$415	$4,343	17.6%	$20,389	$10.05
(1)Determined by applying applicable tax rates.
(2)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Liquidity and Capital Resources
Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our current and projected sources of liquidity, including cash generated from operations, will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.
Cash Flow Data
The following table summarizes our cash flow activity:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Total cash provided by (used in):
Operating activities	$23,728	$23,059	$19,950
Investing activities	$(994)	$708	$(1,926)
Financing activities	$(28,241)	$(18,963)	$(20,633)
Operating activities. Cash provided by operating activities increased in fiscal 2026 over the prior year primarily due to growth in our underlying business, partially offset by higher litigation payments and timing of payments related to income taxes.
Investing activities. Cash used in investing activities increased in fiscal 2026 over the prior year primarily due to lower proceeds from maturities and sales of investment securities.
Financing activities. Cash used in financing activities increased in fiscal 2026 over the prior year primarily due to the principal debt repayments upon maturity of senior notes, higher share repurchases and lower proceeds from the issuance of senior notes.
Sources of Liquidity
Cash, cash equivalents and investments. As of September 30, 2026, our cash and cash equivalents balance was $12.9 billion and primarily consisted of cash and money market funds. As of September 30, 2026, our available-for-sale debt securities balance was $850 million and consisted of debt securities issued by the U.S.

Treasury and U.S. government-sponsored agencies. Our investment portfolio is designed to meet our working capital and liquidity needs. Factors that may impact the liquidity of our investment portfolio include, but are not limited to, changes to credit ratings of the securities, uncertainty related to regulatory developments, actions by central banks and other monetary authorities and the ongoing strength and quality of credit markets.
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. As of September 30, 2026, there were no amounts outstanding under the program. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Credit facility. We have an unsecured revolving credit facility, which is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. As of September 30, 2026, there were no amounts outstanding under the credit facility. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
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
Uses of Liquidity
Payments settlement. Payments settlement due to and from our issuing and acquiring clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2026, we were not required to fund settlement-related working capital. As of September 30, 2026, we held $9.9 billion of our total available liquidity to fund daily settlement in the event one or more of our issuing and acquiring clients are unable to settle, with the remaining liquidity available to support our working capital and other liquidity needs. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
Litigation. Judgments in and settlements of litigation or other fines imposed in investigations and proceedings could give rise to future liquidity needs. During fiscal 2026, we deposited $1.3 billion into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of September 30, 2026 was $628 million and is reflected as restricted cash equivalents in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Common stock repurchases. During fiscal 2026, we repurchased shares of our class A common stock in the open market for $20.5 billion. As of September 30, 2026, our share repurchase programs had remaining authorized funds of $24.4 billion. Share repurchases will be executed at prices we deem appropriate subject to various factors, including market conditions and our financial performance, and may be effected through accelerated share repurchase programs, open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.
Dividends. During fiscal 2026, we declared and paid $5.1 billion in dividends to holders of our common and preferred stock. On October 27, 2026, our board of directors declared a 16% increase in our quarterly cash dividend to $0.78 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis). We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8 of this report.

Acquisitions. In August 2026, we entered into a definitive agreement to acquire BioCatch, a leading provider of behavioral-first, multi-signal fraud intelligence, for $2.4 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory approvals.
In February 2026, we acquired Prisma and Newpay in Argentina for a total purchase consideration of $1.5 billion in cash. See Note 2—Acquisitions to our consolidated financial statements included in Item 8 of this report.
Senior notes. As of September 30, 2026, we had an outstanding aggregate principal amount relating to our senior notes of $22.6 billion. Principal payments on our senior notes totaling $2.75 billion are due between April 2027 and September 2027 for which we have sufficient liquidity. See Note 10—Debt to our consolidated financial statements included in Item 8 of this report.
Client incentives. As of September 30, 2026, we had short-term and long-term liabilities recorded on the consolidated balance sheet related to client incentive contracts of $12.2 billion and $0.2 billion, respectively.
Uncertain tax positions. As of September 30, 2026, we had long-term liabilities for uncertain tax positions of $278 million. See Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Purchase obligations. As of September 30, 2026, we had short-term and long-term obligations of $1.8 billion and $0.2 billion, respectively, related to agreements to purchase goods and services that specify significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent. For future obligations related to sponsorships and software arrangements, see Note 18—Commitments to our consolidated financial statements included in Item 8 of this report.
Leases. For future lease payments related to leases that have commenced and have not yet commenced, see Note 9—Leases to our consolidated financial statements included in Item 8 of this report.
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
The Central Bank of Brazil has adopted regulations applicable to payment networks like Visa that impose enhanced prudential requirements, including requirements that would obligate Visa to absorb certain settlement related losses for certain transactions involving sellers in Brazil when settlement failures occur and our risk mitigation measures do not fully protect against the resulting exposure. The evolving regulatory landscape and the new regulatory framework create additional risk, uncertainty and operational challenges for Visa. In response to these regulations, we have submitted to the Central Bank of Brazil enhanced operating rule provisions, which, when approved, are expected to increase our settlement exposure and related collateral requirements. We are updating our processes and risk management protocols to comply with these requirements and mitigate our exposure.
Accounting Pronouncements Not Yet Adopted
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

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require us to make judgments, assumptions and estimates that affect the amounts reported. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report. We have established policies and control procedures which seek to ensure that assumptions and estimates are appropriately governed and applied consistently from period to period. However, actual results could differ from our assumptions and estimates, and such differences could be material.
We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.
Revenue Recognition—Client Incentives
Critical estimates. We enter into long-term incentive contracts with our clients, such as our financial institution clients, sellers and other business partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, encouraging seller acceptance and use of Visa’s payment services, and driving innovation. These incentives are primarily accounted for as reductions to net revenue; however, if a separate identifiable benefit at fair value can be established, they are accounted for as operating expenses. Incentives are recognized systematically and rationally based on management’s estimate of each client’s performance. These estimates are regularly reviewed and adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Assumptions and judgment. Estimation of client incentives relies on forecasts of performance metrics such as payments volume, transaction count, card issuance and card conversion. Performance is estimated using client-reported information, transactional information accumulated from our systems, historical information, market and economic conditions and discussions with our clients.
Impact if actual results differ from assumptions. If actual performance is not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments volume and transaction count, which drive our net revenue. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our overall financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable.
Legal and Regulatory Matters
Critical estimates. We are currently involved in various legal and regulatory proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. Management is required to assess the probability of loss and estimate the amount of such loss, if any, in preparing our consolidated financial statements.
Assumptions and judgment. We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both the probability and whether a loss is reasonably estimable. Our judgments are inherently subjective and based on a number of factors, including management’s understanding of the legal or regulatory profile and the specifics of each proceeding, our history with similar matters, advice of internal and external legal counsel and management’s best estimate of potential loss. As additional information becomes available, we reassess the potential loss related to pending claims and may revise our estimates.
We have entered into loss sharing agreements that reduce our potential liability in connection with certain litigation. However, our U.S. retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation. The plan’s mechanisms include the use of the U.S. litigation escrow account. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. Our Europe retrospective responsibility plan only covers Visa Europe territory covered litigation (and resultant liabilities and losses) relating to the covered period, subject to certain limitations, and does not cover any fines or penalties incurred in the European Commission proceedings or any other matter. See Note 5

—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
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
Income Taxes
Critical estimates. The determination of our provision for income taxes and income tax assets and liabilities requires estimates with respect to the timing and amount of income, deductions and credits. Significant judgment is required in interpreting and applying complex tax laws and evaluating our tax positions.
Assumptions and judgment. Our estimates may change as a result of changes in tax laws or interpretations, actual or forecasted operating results by jurisdiction, or other facts and circumstances. In assessing the realizability of deferred tax assets, we record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized based on available evidence. We also exercise judgment in evaluating uncertain tax positions, including the expected outcomes of examinations and other proceedings with taxing authorities.
Impact if actual results differ from assumptions. Although we believe our estimates and judgments are reasonable, if actual results differ from our estimates, we may recognize additional income tax expense or benefits. If taxing authorities successfully challenge positions for which tax benefits have been recorded, we may recognize additional income tax expense. These amounts could have a material effect on our financial condition, results of operations or cash flows.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential economic loss arising from adverse changes in market factors. Our exposure to financial market risks results primarily from fluctuations in foreign currency exchange rates, interest rates and equity prices. Aggregate risk exposures are monitored on an ongoing basis.
Foreign Currency Exchange Rate Risk
We are exposed to risks from foreign currency exchange rate fluctuations that are primarily related to changes in the functional currency value of receipts and payments related to non-functional currency denominated transactions. We manage these risks by entering into foreign exchange forward contracts that hedge exposures of the variability in the functional currency equivalent of anticipated non-functional currency denominated cash flows. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.
As of September 30, 2026 and 2025, the effect of a hypothetical 10% weakening in the value of the functional currencies is estimated to create an additional fair value loss of approximately $486 million and $422 million, respectively, on our outstanding foreign exchange forward contracts. The loss from this hypothetical weakening would be largely offset by a corresponding gain on our cash flows from foreign currency-denominated revenue and payments. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
We are further exposed to foreign currency exchange rate risk related to translation as the functional currency of Visa Europe Limited (Visa Europe) is the Euro. Translation from the Euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. A hypothetical 10% change in the Euro against the U.S. dollar compared to the exchange rate as of September 30, 2026 and 2025 would result in a foreign currency translation adjustment of $2.2 billion and $2.3 billion, respectively.
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
Interest Rate Risk
Our investment portfolio has fixed-rate securities that carry a degree of interest rate risk, as their fair value may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As of September 30, 2026 and 2025, a hypothetical 100 basis point increase in interest rates did not have a material impact on the fair value of our investment securities.
We have interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allow us to manage our interest rate exposure through a combination of fixed and floating rates. Together these swap agreements effectively convert a portion of our fixed-rate payments into floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. As of September 30, 2026 and 2025, a hypothetical 100 basis point increase in interest rates did not have a material impact on the interest expense for each fiscal year. See Note 13—Derivative and Hedging Instruments to our consolidated financial statements included in Item 8 of this report.
Equity Investment Risk
Our equity investments are held in both marketable and non-marketable equity securities. The marketable equity securities include investments in publicly traded companies and the non-marketable equity securities include investments in privately held companies. As of September 30, 2026 and 2025, the carrying value of our investments in publicly traded companies was $94 million and $142 million, respectively, and the carrying value of our non-marketable equity securities was $1.2 billion for both periods. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. A decline in financial condition or operating results of these investments could result in a loss of all or a substantial part of our carrying value in these companies. We regularly review our non-marketable equity securities for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

ITEM 8.    Financial Statements and Supplementary Data
VISA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (the Company) as of September 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the litigation accrual for class members opting out of the Damages Class settlement in the Interchange Multidistrict Litigation (MDL)
As discussed in Notes 5 and 20 to the consolidated financial statements, the Company is party to various legal proceedings, including the Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions, for which the Company has recorded a litigation accrual of $623 million as of September 30, 2026, and the substantial majority of that accrual relates to Individual Merchant Actions. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and estimate the amount of such loss, if any. The outcome of legal proceedings to which the Company is a party is not within the complete control of the Company and may not be known for prolonged periods of time.
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
San Francisco, California
November 5, 2026

VISA
CONSOLIDATED BALANCE SHEETS

	September 30,
	2026	2025
	(in millions, except per share data)
Assets
Cash and cash equivalents	$12,938	$17,164
Restricted cash equivalents—U.S. litigation escrow	628	2,990
Investment securities	1,145	1,833
Settlement receivable	2,029	4,191
Accounts receivable	3,749	3,126
Customer collateral	4,349	3,625
Current portion of client incentives	2,492	2,158
Prepaid expenses and other current assets	3,156	2,679
Total current assets	30,486	37,766
Investment securities	94	999
Client incentives	6,098	5,157
Property, equipment and technology, net	5,066	4,236
Goodwill	20,801	19,879
Intangible assets, net	27,370	27,646
Other assets	4,445	3,944
Total assets	$94,360	$99,627
Liabilities
Accounts payable	$606	$555
Settlement payable	2,861	4,568
Customer collateral	4,349	3,625
Accrued compensation and benefits	2,391	1,863
Client incentives	12,150	10,369
Accrued liabilities	5,525	5,466
Current maturities of debt	2,716	5,569
Accrued litigation	990	3,033
Total current liabilities	31,588	35,048
Long-term debt	19,355	19,602
Deferred tax liabilities	5,184	5,549
Other liabilities	2,122	1,519
Total liabilities	58,249	61,718
Commitments and contingencies (Note 18 and Note 20)
Equity
Preferred stock and additional paid-in capital, $0.0001 par value, 5 shares issued and outstanding as of September 30, 2026 and 2025	507	745
Common stock and additional paid-in capital, $0.0001 par value:
Class A common stock, 1,728 and 1,691 shares issued and outstanding as of September 30, 2026 and 2025, respectively	—	—
Class B-1, B-2 and B-3 total common stock, 63 and 125 shares issued and outstanding as of September 30, 2026 and 2025, respectively	—	—
Class C common stock, 9 shares issued and outstanding as of September 30, 2026 and 2025	—	—
Additional paid-in capital	22,343	21,934
Right to recover for covered losses	(119)	(124)
Accumulated income	13,632	15,106
Accumulated other comprehensive income (loss):
Available-for-sale debt securities	1	12
Defined benefit pension and other postretirement plans	(27)	(32)
Cash flow hedges	(135)	(307)
Foreign currency translation adjustments	(91)	575
Total accumulated other comprehensive income (loss)	(252)	248
Total equity	36,111	37,909
Total liabilities and equity	$94,360	$99,627

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2026	2025	2024
	(in millions, except per share data)
Net revenue	$45,903	$40,000	$35,926

Operating Expenses
Personnel	7,934	6,961	6,264
Marketing	2,315	1,684	1,560
Network and processing	1,066	894	778
Professional fees	1,014	759	635
Depreciation and amortization	1,403	1,220	1,034
General and administrative	2,297	1,926	1,598
Litigation provision	1,764	2,562	462
Total operating expenses	17,793	16,006	12,331
Operating income	28,110	23,994	23,595

Non-operating Income (Expense)
Interest expense	(758)	(589)	(641)
Investment income (expense) and other	741	789	962
Total non-operating income (expense)	(17)	200	321
Income before income taxes	28,093	24,194	23,916
Income tax provision	4,589	4,136	4,173
Net income	$23,504	$20,058	$19,743

Basic Earnings Per Share
Class A common stock	$12.34	$10.22	$9.74
Class B-1 common stock	$19.12	$15.97	$15.46
Class B-2 common stock	$18.68	$15.72	$15.45
Class B-3 common stock(1)	$18.48	$—	$—
Class C common stock	$49.35	$40.87	$38.97

Basic Weighted-average Shares Outstanding
Class A common stock	1,689	1,714	1,621
Class B-1 common stock	4	5	148
Class B-2 common stock	73	120	49
Class B-3 common stock(1)	24	—	—
Class C common stock	12	9	16

Diluted Earnings Per Share
Class A common stock	$12.32	$10.20	$9.73
Class B-1 common stock	$19.10	$15.95	$15.45
Class B-2 common stock	$18.66	$15.70	$15.43
Class B-3 common stock(1)	$18.46	$—	$—
Class C common stock	$49.30	$40.82	$38.92

Diluted Weighted-average Shares Outstanding
Class A common stock	1,907	1,966	2,029
Class B-1 common stock	4	5	148
Class B-2 common stock	73	120	49
Class B-3 common stock(1)	24	—	—
Class C common stock	12	9	16
(1)No shares of class B-3 common stock were outstanding prior to the class B-1 and B-2 common stock exchange offer in May 2026. See Note 15—Stockholders’ Equity for further details.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Net income	$23,504	$20,058	$19,743
Other comprehensive income (loss):
Available-for-sale debt securities:
Net unrealized gain (loss)	(14)	(23)	120
Income tax effect	3	5	(26)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(2)	(20)	172
Income tax effect	2	4	(40)
Reclassification adjustments	6	—	9
Income tax effect	(1)	—	(2)
Cash flow hedges:
Net unrealized gain (loss)	36	(172)	(38)
Income tax effect	4	36	9
Reclassification adjustments	170	55	—
Income tax effect	(38)	(13)	(7)
Foreign currency translation adjustments:
Translation adjustments	(561)	583	741
Income tax effect	(105)	101	71
Other comprehensive income (loss)	(500)	556	1,009
Comprehensive income	$23,004	$20,614	$20,752
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Year Ended September 30, 2026
	Preferred Stock and Additional Paid-in Capital				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$745	(1)	1,825	$21,934		$(124)	$15,106	$248	$37,909
Net income									23,504		23,504
Other comprehensive income (loss)										(500)	(500)
VE territory covered losses								(116)			(116)
Recovery through conversion rate adjustments			(120)					121	(3)		(2)
Conversions to class A common stock	—	(2)	(118)		71	118					—
Class B-1 and B-2 common stock exchange offer					(39)	—	(2)				—
Share-based compensation						928					928
Stock issued under equity plans					5	304					304
Shares withheld for taxes related to stock issued under equity plans					(1)	(289)					(289)
Cash dividends declared and paid, at a quarterly amount of $0.67 per class A common stock									(5,112)		(5,112)
Repurchases of class A common stock					(61)	(652)			(19,863)		(20,515)
Balance as of end of period	5		$507	(1)	1,800	$22,343		$(119)	$13,632	$(252)	$36,111
(1)As of September 30, 2026 and 2025, the book value of series A convertible participating preferred stock (series A preferred stock) was $395 million and $513 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B convertible participating preferred stock (series B preferred stock) and series C convertible participating preferred stock (series C preferred stock).
(2)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	For the Year Ended September 30, 2025
	Preferred Stock and Additional Paid-in Capital				Common Stock and Additional Paid-in Capital		Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$1,031	(1)	1,868	$21,229	$(104)	$17,289	$(308)	$39,137
Net income								20,058		20,058
Other comprehensive income (loss)									556	556
VE territory covered losses							(28)			(28)
Recovery through conversion rate adjustments			(8)				8			—
Anniversary release(2)	—	(3)	(7)							(7)
Conversions to class A common stock	—	(3)	(271)		7	271				—
Share-based compensation						897				897
Stock issued under equity plans					5	396				396
Shares withheld for taxes related to stock issued under equity plans					(1)	(281)				(281)
Cash dividends declared and paid, at a quarterly amount of $0.59 per class A common stock								(4,634)		(4,634)
Repurchases of class A common stock					(54)	(578)		(17,607)		(18,185)
Balance as of end of period	5		$745	(1)	1,825	$21,934	$(124)	$15,106	$248	$37,909
(1)As of September 30, 2025 and 2024, the book value of series A preferred stock was $513 million and $540 million, respectively. See Note 5—U.S. and Europe Retrospective Responsibility Plans for the book value of series B and C preferred stock.
(2)See Note 5—U.S. and Europe Retrospective Responsibility Plans for further details.
(3)Increase or decrease is less than one million.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	For the Year Ended September 30, 2024
	Preferred Stock and Additional Paid-in Capital				Common Stock and Additional Paid-in Capital			Right to Recover for Covered Losses	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares		Amount		Shares	Amount
	(in millions, except per share data)
Balance as of beginning of period	5		$1,698	(1)	1,849	$20,452		$(140)	$18,040	$(1,317)	$38,733
Net income									19,743		19,743
Other comprehensive income (loss)										1,009	1,009
VE territory covered losses								(139)			(139)
Recovery through conversion rate adjustments			(181)					175			(6)
Anniversary release(2)	—	(3)	(5)								(5)
Conversions to class A common stock	—	(3)	(481)		151	481					—
Class B-1 common stock exchange offer					(73)	—	(3)				—
Share-based compensation						850					850
Stock issued under equity plans					6	335					335
Shares withheld for taxes related to stock issued under equity plans					(1)	(208)					(208)
Cash dividends declared and paid, at a quarterly amount of $0.52 per class A common stock									(4,217)		(4,217)
Repurchases of class A common stock					(64)	(681)			(16,277)		(16,958)
Balance as of end of period	5		$1,031	(1)	1,868	$21,229		$(104)	$17,289	$(308)	$39,137
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

VISA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Operating Activities
Net income	$23,504	$20,058	$19,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	18,317	15,751	13,764
Share-based compensation	928	897	850
Depreciation and amortization	1,403	1,220	1,034
Deferred income taxes	(631)	152	(100)
VE territory covered losses	(116)	(28)	(139)
(Gains) losses on equity investments, net	(124)	87	94
Other	306	94	136
Change in operating assets and liabilities:
Settlement receivable	2,115	374	(2,175)
Accounts receivable	(587)	(542)	(237)
Client incentives	(17,705)	(15,314)	(14,067)
Other assets	(582)	160	(199)
Accounts payable	1	67	109
Settlement payable	(1,833)	(847)	1,841
Accrued and other liabilities	772	(373)	(676)
Accrued litigation	(2,040)	1,303	(28)
Net cash provided by (used in) operating activities	23,728	23,059	19,950
Investing Activities
Purchases of property, equipment and technology	(1,671)	(1,482)	(1,257)
Purchases of investment securities	(50)	—	(4,443)
Proceeds from maturities and sales of investment securities	1,565	3,024	5,013
Acquisitions, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired	(705)	(887)	(915)
Purchases of other investments	(158)	(68)	(231)
Other investing activities	25	121	(93)
Net cash provided by (used in) investing activities	(994)	708	(1,926)
Financing Activities
Repurchases of class A common stock	(20,451)	(18,316)	(16,713)
Dividends paid	(5,112)	(4,634)	(4,217)
Proceeds from stock issued under equity plans	304	396	335
Taxes paid related to stock issued under equity plans	(289)	(281)	(208)
Repayments of senior notes	(5,565)	—	—
Proceeds from issuance of senior notes	2,995	3,924	—
Other financing activities	(123)	(52)	170
Net cash provided by (used in) financing activities	(28,241)	(18,963)	(20,633)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(362)	420	382
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(5,869)	5,224	(2,227)
Cash, cash equivalents, restricted cash and restricted cash equivalents as of beginning of period	24,987	19,763	21,990
Cash, cash equivalents, restricted cash and restricted cash equivalents as of end of period	$19,118	$24,987	$19,763
Supplemental Disclosure
Cash paid for income taxes, net(1)	$5,684	$4,541	$5,775
Interest payments on debt	$720	$587	$583
Charitable contributions of investments to the Visa Foundation	$282	$—	$67
Accruals related to purchases of property, equipment and technology	$187	$59	$52
(1)For each of fiscal 2026 and 2025, the amount includes cash paid for clean energy tax credits of $1.9 billion.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
Cash, cash equivalents, restricted cash and restricted cash equivalents. Cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less from the date of purchase. The carrying value of cash equivalents equals or approximates fair value due to their generally short maturities. The Company defines restricted cash and restricted cash equivalents as cash and cash equivalents that cannot be withdrawn or used for general operating activities. The Company has a notional cash pooling arrangement with a financial institution. The amounts under this arrangement are presented on a net basis in cash and cash equivalents on the consolidated balance sheets. See Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents.
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
Accounts receivable. Accounts receivable are primarily related to revenue earned from customers, and are carried at the original invoiced amount, reduced by an allowance for credit losses. The Company generally does not offer extended payment terms to customers. As of September 30, 2026 and 2025, the allowance for credit losses on accounts receivable was not material.
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
Available-for-sale debt securities. The Company’s investments in debt securities, which are classified as available-for-sale and recorded in investment securities on the consolidated balance sheets, include U.S. government-sponsored debt securities and U.S. Treasury securities. These securities are recorded at cost at the time of purchase and are carried at fair value. The Company considers these securities to be available-for-sale to meet working capital and liquidity needs. Investments with stated maturities of less than one year from the balance sheet date, or investments that the Company intends to sell within one year, are classified as current assets, while all other securities are classified as non-current assets. Unrealized gains and losses are recorded in other comprehensive income (loss). The specific identification method is used to calculate realized gain or loss on the sale of securities, which is recorded in investment income (expense) and other on the consolidated statements of operations. Interest income is recognized when earned and is included in investment income (expense) and other on the consolidated statements of operations.
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
Marketable equity securities. Marketable equity securities, which are recorded in investment securities on the consolidated balance sheets, include investments in publicly traded companies as well as mutual fund investments related to certain employee compensation and benefit plans. Dividend income as well as gains and losses from changes in fair value are recognized in investment income (expense) and other on the consolidated statements of operations.
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
Settlement receivable and payable. The Company operates systems for authorizing, clearing and settling payment transactions worldwide. Most U.S. dollar settlements with the Company’s issuing and acquiring clients are settled within the same day and do not result in a receivable or payable balance. Settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, resulting in amounts due from and to clients. These amounts are presented as settlement receivable and settlement payable on the consolidated balance sheets.
Guarantees and indemnifications. The Company recognizes an obligation at inception for guarantees and indemnifications that qualify for recognition, regardless of the probability of occurrence. The Company indemnifies its issuing and acquiring clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa operating rules. See Note 12—Settlement Guarantee Management. The Company recognizes a liability, which includes an allowance for expected credit losses, related to its settlement guarantee obligations. As of September 30, 2026 and 2025, the estimated fair value of the liability for the settlement guarantee obligation was not material.
Customer collateral. The Company has various forms of collateral including cash deposits and other non-cash assets from certain clients in order to mitigate the risk of settlement exposure. The cash collateral assets held by the Company are restricted and fully offset by corresponding liabilities, and both balances are presented on the consolidated balance sheets. Other non-cash assets are not recorded on the consolidated balance sheets. See Note 12—Settlement Guarantee Management.
Property, equipment and technology, net. Property, equipment and technology are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization commence once the asset is ready for its intended use, and is computed on a straight-line basis over the asset’s estimated useful life. Depreciation and amortization of technology, furniture, fixtures and equipment are computed over estimated useful lives ranging from 2 to 10 years. Building improvements are depreciated between 3 and 40 years, and buildings are depreciated over 40 years. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or lease term.
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
Leases. The Company determines whether an arrangement is or contains a lease at its inception. Right-of-use (ROU) assets and the corresponding lease liabilities are recognized at the lease commencement date, based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only fixed and determinable lease payments and variable lease payments that are dependent on an index or rate at the time of lease commencement. As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the lease commencement date in determining the present value of remaining lease payments. The ROU asset also includes any lease payments made prior to lease commencement and any initial direct costs incurred, and is recorded net of any lease incentives received. The lease term may reflect options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record an ROU asset and the corresponding liability for leases with a lease term of 12 months or less.
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

Business combinations. The Company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree are generally recognized at their acquisition date fair values. The excess of the purchase price consideration over the fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred. See Note 2—Acquisitions.
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
Goodwill represents the excess of the purchase price consideration over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that an impairment may exist.
The Company performed its annual impairment reviews of indefinite-lived intangible assets and goodwill as of February 1, 2026, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicated that an impairment existed as of September 30, 2026. See Note 8—Intangible Assets and Goodwill.
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
Revenue recognition. The Company’s net revenue is comprised principally of the following categories: service revenue, data processing revenue, international transaction revenue and other revenue, reduced by client incentives. As a payments network service provider, the Company’s primary obligation to the customer is to stand ready to provide continuous access to Visa’s payments network over the contractual term, facilitate the processing of payment transactions, including authorization, clearing and settlement, and deliver related products and services. The Company delivers its payments network services primarily to issuers and acquirers, who, in turn, provide those services to others within the payments network: sellers and consumers. The Company considers all parties in Visa’s payments network as customers, and earns net revenue primarily from issuers and acquirers. Consideration is variable, based primarily on the amount and type of transactions and payments volume on Visa’s products. The transaction price for each specific service is reported net of discounts attributable to individual services or fees. The Company recognizes revenue, net of fee discounts and rebates, and sales and other similar taxes, as the payments network services are performed, in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payments network services and other performance obligations that are constrained by, and dependent upon, the future performance of its clients, which are variable in nature.
The Company’s value-added services consist of Issuing Solutions, Acceptance Solutions, Advisory and Other Services, and Risk and Security Solutions. These services may be offered in combination with the Company’s payments network services or independently as standalone products. The Company earns revenue from its value-

added services through fixed or transaction-based fees, and recognizes revenue, net of fee discounts and rebates specifically attributable to these services, and sales and other similar taxes, as these value-added services are performed.
For revenue generated from arrangements that involve third parties, the Company assesses whether it is the principal and recognizes revenue on a gross basis, or the agent and recognizes revenue on a net basis. In making this assessment, the Company considers whether it obtains control of the specified services before they are transferred to the customer, or it is arranging for the services to be provided.
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
Client incentives. The Company enters into long-term incentive contracts with our clients, such as our financial institution clients, sellers and other business partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, encouraging seller acceptance and use of Visa’s payment services, and driving innovation. These incentives could be either fixed or variable, and are not specifically attributable to an individual service or revenue category. These incentives are classified as reductions to net revenue and are disclosed separately within client incentives, unless the incentive is a payment made in exchange for a distinct good or service provided by the customer, in which case the payment is classified as operating expenses. The Company generally capitalizes upfront and fixed incentive payments under these contracts as client incentives assets when paid, and amortizes the amounts as reductions to net revenue ratably over the contractual term. Variable incentives that are earned by the customer based on performance targets are recorded as reductions to net revenue when earned, based on management's estimate of each client's future performance, and the unpaid portion is recognized as client incentives liabilities. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. Client incentives assets and liabilities are classified on the consolidated balance sheets as current or long-term based on a 12-month operating cycle.
Marketing. The Company expenses the costs of producing advertising as incurred during production. The cost of media is expensed when the advertising takes place. Sponsorship costs are recognized over the periods in which the Company benefits from the sponsorship rights. Promotional costs are expensed as incurred, when the related services are received, or when the related events occur.
Income taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences and operating loss and credit carryforwards using enacted tax laws and rates expected to apply when the amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, including qualifying tax planning strategies, it is more likely than not that some portion will not be realized.

Tax benefits from uncertain tax positions are recognized when the tax position is more likely than not to be sustained based on its technical merits. The Company records interest and penalties, if any, related to income taxes in interest expense and investment income (expense) and other, respectively, on the consolidated statements of operations. See Note 19—Income Taxes.
Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe Limited (Visa Europe) whose functional currency is the Euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet dates. Nonmonetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to remeasurement are recorded in general and administrative expense on the consolidated statements of operations and were not material for fiscal 2026, 2025 and 2024.
The Company’s reporting currency is the U.S. dollar. When the functional currency is not the U.S. dollar, translation from that functional currency to the reporting currency is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
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
The Company also uses foreign exchange forward contracts, which are designated as cash flow hedges, to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. The terms of these derivative instruments are generally no more than 12 months. The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded for purposes of effectiveness testing and are recognized in earnings. Gains and losses resulting from changes in the fair value of derivative instruments designated as cash flow hedges are recorded in other comprehensive income (loss). When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income (loss) related to that hedge is reclassified to the consolidated statements of operations in the corresponding line item where revenue or expense is recorded. Derivative instruments designated as cash flow hedges are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair value on a gross basis on the consolidated balance sheets.

The Company designated its Euro-denominated senior notes, a non-derivative financial instrument, as net investment hedges against a portion of the Company’s Euro-denominated net investment in Visa Europe. The Company also holds interest rate and cross-currency swap agreements on a portion of the outstanding senior notes that allows the Company to manage its interest rate exposure through a combination of fixed and floating rates. The Company designated the interest rate swap agreements as fair value hedges and the cross-currency swap agreements as net investment hedges. Gains and losses resulting from changes in the fair value of derivative instruments designated as fair value hedges, along with corresponding losses or gains related to changes in the fair value of the underlying hedged item, are recorded in interest expense on the consolidated statements of operations. Gains and losses related to derivative and non-derivative hedging instruments designated as net investment hedges are recorded in other comprehensive income (loss).
Cash flows associated with derivatives designated as cash flow hedges are classified as operating activities on the consolidated statements of cash flows. Cash flows associated with derivatives designated as fair value hedges or net investment hedges are classified as investing activities. Cash flows associated with derivatives not designated as hedging instruments are classified as operating activities. See Note 13—Derivative and Hedging Instruments.

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
Diluted earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock outstanding, participating securities outstanding and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of series A, B and C preferred stock and class B-1, B-2, B-3 and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Company’s employee stock purchase plan and the assumed vesting of unearned performance shares. See Note 16—Earnings Per Share.
Recently adopted accounting pronouncements. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, which provides improvements to income tax disclosures. This standard requires disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this standard in fiscal 2026 on a prospective basis, which resulted in additional disclosures. See Note 19—Income Taxes.
In November 2025, the FASB issued ASU 2025-09, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. The Company early adopted this standard in fiscal 2026 on a prospective basis. The adoption did not have a material impact on the consolidated financial statements.
Note 2—Acquisitions
Pending Acquisition
In August 2026, Visa entered into a definitive agreement to acquire BioCatch, a leading provider of behavioral-first, multi-signal fraud intelligence, for $2.4 billion in cash. This acquisition is subject to customary closing conditions, including applicable regulatory approvals.
Fiscal 2026 Acquisition
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
Note 3—Revenue
The nature, amount, timing and uncertainty of the Company’s revenue and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenue by revenue category and by geography:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Service revenue	$19,918	$17,539	$16,114
Data processing revenue	23,374	19,993	17,714
International transaction revenue	15,251	14,166	12,665
Other revenue	5,677	4,053	3,197
Client incentives	(18,317)	(15,751)	(13,764)
Net revenue	$45,903	$40,000	$35,926

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
U.S.	$17,423	$15,633	$14,780
International	28,480	24,367	21,146
Net revenue	$45,903	$40,000	$35,926

For fiscal 2026, 2025, and 2024, revenue from value-added services was $14.2 billion, $10.9 billion and $8.8 billion, respectively. Revenue from value-added services is recognized within data processing, other and service revenue.
As of September 30, 2026 and 2025, deferred revenue was $1.9 billion and $1.7 billion, respectively. Deferred revenue is recorded in accrued liabilities on the consolidated balance sheets.
Remaining performance obligations are comprised of deferred revenue and contract revenue that will be invoiced and recognized as revenue in future periods primarily related to value-added services. As of September 30, 2026, the remaining performance obligations were $5.6 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenue could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	September 30,
	2026	2025
	(in millions)
Cash and cash equivalents	$12,938	$17,164
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	628	2,990
Customer collateral	4,349	3,625
Prepaid expenses and other current assets	1,203	1,208
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,118	$24,987
Prepaid expenses and other current assets include restricted cash and restricted cash equivalents primarily related to funds held by the Company on behalf of clients in segregated bank accounts that generally cannot be withdrawn or used for general operating activities. These amounts are offset by corresponding liabilities recorded primarily in accrued liabilities on the Company’s consolidated balance sheets.
Note 5—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation (U.S. covered litigation). These mechanisms are included in and referred to as the U.S. retrospective responsibility plan and consist of a U.S. litigation escrow agreement, the conversion feature of the Company’s shares of class B common stock, the makewhole agreements relating to the class B common stock exchange offers, the indemnification obligations of the Visa U.S.A. Inc. (Visa U.S.A.) members, an interchange judgment sharing agreement, a loss sharing agreement and an omnibus agreement, as amended.
U.S. covered litigation consists of a number of matters that have been settled or otherwise fully or substantially resolved, as well as the following:
•Interchange Multidistrict Litigation. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.) or MDL 1720, including all cases currently included in MDL 1720, any other case that includes claims for damages relating to the period prior to the Company’s initial public offering (IPO) that has been or is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction;

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
The following table presents the changes in the U.S. litigation escrow account:

	For the Years Ended September 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$2,990	$3,089
Deposits into the U.S. litigation escrow account	1,280	875
Payments to opt-out and injunctive relief class merchants(1), net of interest earned on escrow funds	(3,642)	(974)
Balance as of end of period	$628	$2,990
(1)These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B-1, B-2 and B-3 common stock is subject to dilution through a downward adjustment to the rates at which shares of class B-1, B-2 and B-3 common stock ultimately convert into shares of class A common stock. This has the same economic effect on earnings per share as repurchasing the Company’s class A common stock because it reduces the class B conversion rates and consequently, reduces the as-converted class A common stock share count with each deposit amount. See Note 15—Stockholders’ Equity.
Makewhole agreements. As a condition to participating in each exchange offer for Visa’s class B common stock, each participating shareholder, together with its respective parent guarantors (as applicable), entered into a separate makewhole agreement with Visa pursuant to which the holder agreed to reimburse Visa in cash for the portion of certain future deposits into the U.S. litigation escrow account that, but for the holder's participation in the applicable exchange offer, would have been absorbed by such holder through a reduction in the applicable conversion rate for the class B common stock tendered by such holder in the applicable exchange offer. In connection with the class B common stock exchange offers completed in 2026 and 2024, each participating shareholder entered into a makewhole agreement (2026 Makewhole Agreement and 2024 Makewhole Agreement, respectively). Payments would arise under the 2026 makewhole agreement when, as a result of a deposit into the U.S. litigation escrow account, the class B-3 conversion rate decreases below zero but the conversion rate for the tendered shares remains greater than zero. No additional payment obligations will arise under the 2026 Makewhole Agreement after the class B-1 conversion rate reaches zero for participating shareholders that tendered class B-1 common stock or after the class B-2 conversion rate reaches zero for participating shareholders that tendered class B-2 common stock. Payments would arise under the 2024 Makewhole Agreement when, as a result of a deposit into the U.S. litigation escrow account, the class B-2 conversion rate decreases below zero but the class B-1 conversion rate remains greater than zero. No additional payment obligations will arise under the 2024 Makewhole Agreement after the class B-1 conversion rate reaches zero. A holder who is party to multiple makewhole agreements with respect to more than one class of class B common stock would only be obligated to reimburse Visa under a makewhole agreement that corresponds to one class of class B common stock at any given time. See Note 15—Stockholders’ Equity.

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
As required by the litigation management deed, on June 21, 2025 and 2024, the ninth and eighth anniversaries of the Visa Europe acquisition, respectively, Visa, in consultation with the VE Territory Litigation Management Committee, carried out release assessments. After the completion of these assessments in August 2025 and July 2024 the Company released $1.4 billion and $2.7 billion, respectively, of the as-converted value from its series B and C preferred stock, and issued 40,080 and 99,264 shares of series A preferred stock, respectively (Ninth Anniversary Release and Eighth Anniversary Release, respectively; and collectively Anniversary Releases). Each holder of a share of series B and C preferred stock received a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company also paid cash of $7 million and $5 million related to the Ninth and Eighth Anniversary Release, respectively, in lieu of issuing fractional shares of series A preferred stock. Each share of series A preferred stock will be automatically converted into 100 shares of class A common stock in connection with a sale to a person eligible to hold class A common stock in accordance with Visa’s certificate of incorporation.
The following tables present the activities in the preferred stock and right to recover for covered losses within stockholders’ equity:

	For the Year Ended September 30, 2026
	Preferred Stock			Right to Recover for Covered Losses
	Series B		Series C
	(in millions)
Balance as of beginning of period	$67		$165	$(124)
VE territory covered losses(1)	—		—	(116)
Recovery through conversion rate adjustments(2)	(67)	(3)	(53)	121
Balance as of end of period	$—		$112	$(119)

	For the Year Ended September 30, 2025
	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of beginning of period	$104	$387	$(104)
VE territory covered losses(1)	—	—	(28)
Recovery through conversion rate adjustments	(5)	(3)	8
Ninth Anniversary Release	(32)	(219)	—
Balance as of end of period	$67	$165	$(124)
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
(3)In fiscal 2026, the Company recognized a $3 million reduction to accumulated income related to conversion rate adjustments for its series B preferred stock.

The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses:

	September 30,
	2026(1),(2)	2025(1),(3)
	(in millions)
Series B preferred stock	$520	$566
Series C preferred stock	810	823
Total	1,330	1,389
Less: right to recover for covered losses	(119)	(124)
Total recovery for covered losses available	$1,211	$1,265
(1)Figures in the table may not recalculate exactly due to rounding. As-converted value is based on unrounded numbers.
(2)As of September 30, 2026, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 0.5830 and 0.7140, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $359.33, Visa’s class A common stock closing stock price.
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
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements as of September 30 Using Inputs Considered as
	Level 1		Level 2
	2026	2025	2026	2025
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$8,444	$13,760	$—	$—
Investment securities:
Marketable equity securities	389	411	—	—
U.S. government-sponsored debt securities	—	—	54	305
U.S. Treasury securities	796	2,116	—	—
Other current and non-current assets:
Money market funds	24	28	—	—
Derivative instruments	—	—	152	62
Total	$9,653	$16,315	$206	$367
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$295	$268	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	431	319
Total	$295	$268	$431	$319
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

	September 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$54	$—	$—	$54
U.S. Treasury securities	794	2	—	796
Total	$848	$2	$—	$850

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$304	$1	$—	$305
U.S. Treasury securities	2,101	15	—	2,116
Total	$2,405	$16	$—	$2,421
The stated maturities of debt securities were as follows:

September 30, 2026
(in millions)
Due within one year	$850
Due after one year through five years	—
Total	$850
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
The following table summarizes the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative:

	September 30,
	2026	2025
	(in millions)
Initial cost basis	$715	$711
Adjustments:
Upward adjustments	490	564
Downward adjustments, including impairment	(185)	(219)
Carrying amount	$1,020	$1,056

Unrealized gains and losses of the Company’s non-marketable equity securities held as of period end that were accounted for using the fair value measurement alternative were as follows:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Upward adjustments	$19	$14	$10
Downward adjustments, including impairment	$—	$(51)	$(35)
Investment Income (Expense)
Investment income (expense) consisted of the following:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Interest and dividend income on cash and investments	$573	$791	$992
Gains (losses) on investments, net	148	(51)	(44)
Investment income (expense)	$721	$740	$948
Other Fair Value Disclosures
Senior notes. The Company’s senior notes are measured at amortized cost on the consolidated balance sheets. The fair value of the senior notes, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, instruments. If measured at fair value in the financial statements, these senior notes would be classified as Level 2 in the fair value hierarchy. As of September 30, 2026, the carrying value and estimated fair value of the senior notes was $22.1 billion and $19.4 billion, respectively. As of September 30, 2025, the carrying value and estimated fair value of the senior notes was $25.2 billion and $23.3 billion, respectively.
Other financial instruments not measured at fair value. As of September 30, 2026, the carrying values of settlement receivable and payable, accounts receivable and payable, and customer collateral are an approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30,
	2026	2025
	(in millions)
Land	$81	$72
Buildings and building improvements	996	1,004
Equipment(1)	1,970	1,816
Leasehold improvements and furniture(1)	458	424
Technology	7,462	6,599
Assets not yet placed in service	245	191
Property, equipment and technology, gross	11,212	10,106
Accumulated depreciation and amortization	(6,146)	(5,870)
Property, equipment and technology, net	$5,066	$4,236
(1)The fiscal 2025 amounts have been disaggregated to conform to the fiscal 2026 presentation.

As of September 30, 2026 and 2025, accumulated amortization for technology was $4.2 billion and $4.0 billion, respectively.
For fiscal 2026, 2025 and 2024, depreciation and amortization expense related to property, equipment and technology was $1.3 billion, $1.1 billion and $955 million, respectively.
As of September 30, 2026, estimated future amortization expense on technology was as follows:

	For the Years Ending September 30,
	2027	2028	2029	2030	2031	Thereafter	Total
	(in millions)
Estimated future amortization expense	$1,010	$859	$646	$415	$203	$137	$3,270
Note 8—Intangible Assets and Goodwill
Finite-lived and indefinite-lived intangible assets consisted of the following:

	September 30,
	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Finite-lived intangible assets:
Customer relationships	$875	$(341)	$534	$476	$(245)	$231
Other	20	(3)	17	—	—	—
Total	895	(344)	551	476	(245)	231
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	22,735	—	22,735	23,331	—	23,331
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total	26,819	—	26,819	27,415	—	27,415
Total intangible assets	$27,714	$(344)	$27,370	$27,891	$(245)	$27,646
For fiscal 2026, 2025 and 2024, amortization expense related to finite-lived intangible assets was $105 million, $78 million and $79 million, respectively.
As of September 30, 2026, estimated future amortization expense on finite-lived intangible assets was as follows:

	For the Years Ending September 30,
	2027	2028	2029	2030	2031	Thereafter	Total
	(in millions)
Estimated future amortization expense	$133	$114	$101	$81	$76	$46	$551

The changes in goodwill were as follows:

	For the Years Ended September 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$19,879	$18,941
Acquisitions	1,034	794
Foreign currency translation	(112)	144
Balance as of end of period	$20,801	$19,879
Note 9—Leases
The Company has entered into various operating lease agreements primarily for real estate. The Company's leases have lease terms expiring between fiscal 2027 and 2041, with options to extend certain leases for up to 10 years. Payments under the Company’s lease arrangements are generally fixed.
Supplemental information related to operating leases was as follows:

	September 30,
	2026	2025
	(in millions, except lease term and discount rate)
ROU assets	$907	$954
Lease liabilities:
Current portion	$135	$150
Long-term portion	749	763
Total	$884	$913

Weighted-average remaining lease term	9 years	9 years
Weighted-average discount rate	4.3%	4.1%
During fiscal 2026, 2025 and 2024, total operating lease cost was $190 million, $195 million and $179 million, respectively.
As of September 30, 2026, the present value of future minimum lease payments was as follows:

Operating Leases
(in millions)
Fiscal:
2027	$150
2028	161
2029	135
2030	111
2031	89
Thereafter	439
Total undiscounted lease payments	1,085
Less: imputed interest	(201)
Present value of lease liabilities	$884
During fiscal 2026, 2025 and 2024, ROU assets obtained in exchange for lease liabilities was $113 million, $231 million and $410 million, respectively.

As of September 30, 2026, the Company had additional leases that had not yet commenced with estimated future payments of $724 million. These leases are expected to commence between fiscal 2027 and 2029 with lease terms between 6 and 14 years.
Note 10—Debt
The Company had outstanding debt as follows:

	September 30,		Effective Interest Rate(1)
	2026	2025
	(in millions, except percentages)
U.S. dollar notes
3.15% Senior Notes due December 2025	$—	$4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
3.80% Senior Notes due February 2029	900	—	3.99%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
4.10% Senior Notes due February 2031	750	—	4.23%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.40% Senior Notes due February 2033	700	—	4.54%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.70% Senior Notes due February 2036	650	—	4.79%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	—	1,587	1.71%
2.25% Senior Notes due May 2028	1,416	1,470	2.57%
2.00% Senior Notes due June 2029	1,133	1,176	2.13%
3.125% Senior Notes due May 2033	1,133	1,176	3.20%
2.375% Senior Notes due June 2034	737	764	2.53%
3.50% Senior Notes due May 2037	737	764	3.62%
3.875% Senior Notes due May 2044	680	705	4.02%
Total debt	22,586	25,392
Unamortized discounts and debt issuance costs	(160)	(171)
Hedge accounting fair value adjustments(2)	(355)	(50)
Total carrying value of debt	$22,071	$25,171

Reported as:
Current maturities of debt	$2,716	$5,569
Long-term debt	19,355	19,602
Total carrying value of debt	$22,071	$25,171
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
The Company’s outstanding senior notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The senior notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of September 30, 2026, the Company was in compliance with all related covenants. Each series of senior notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices. In addition, each series of the Euro-denominated senior notes may be redeemed as a whole at specified redemption prices upon the occurrence of certain U.S. tax events.
During fiscal 2026, the Company repaid €1.35 billion ($1.6 billion) and $4.0 billion of principal upon maturity of the senior notes due June 2026 and December 2025, respectively.
As of September 30, 2026, future principal payments on the Company’s outstanding senior notes were as follows:

	For the Years Ending September 30,
	2027	2028	2029	2030	2031	Thereafter	Total
	(in millions)
Future principal payments	$2,750	$1,416	$2,033	$1,500	$1,750	$13,137	$22,586
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In July 2026, the Company increased the authorized amount of outstanding notes that can be issued under the program to $7.0 billion. As of September 30, 2026 and 2025, the Company had no outstanding obligations under the program.
Credit Facility
In May 2023, the Company entered into an amended and restated credit agreement for a five-year, unsecured $7.0 billion revolving credit facility, which will expire in May 2028. This credit facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. Interest on borrowings will be charged at the applicable reference rate or an alternative base rate as defined in the credit agreement based on the currency and type of the borrowing, plus an applicable margin based on the applicable credit rating of the Company’s senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. As of September 30, 2026, the Company was in compliance with all related covenants. As of September 30, 2026 and 2025, the Company had no amounts outstanding under the credit facility.
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

The U.S. pension plans are closed to new entrants and frozen. However, plan participants continue to earn interest credits on existing balances at the time of the freeze. In June 2025, the U.S. qualified defined benefit pension plan was amended for termination effective September 30, 2025. The termination of the plan, which is subject to applicable regulatory approval, would not result in a reduction of benefits for plan participants. Upon the settlement of pension obligation under the plan, which is currently expected in 2027, the Company will be fully relieved of all obligations under the plan, and a settlement gain or loss will be recognized on the consolidated statements of operations.
The Visa Europe plans are closed to new entrants. However, future benefits continue to accrue for active participants.
The funded status of the Company’s defined benefit pension plans is substantially recorded in other assets on the consolidated balance sheets and is measured as the difference between the fair value of plan assets and the accumulated benefit obligation. As of September 30, 2026 and 2025, for the U.S. pension plans, the fair value of plan assets was $1.2 billion for both periods, accumulated benefit obligation was $600 million and $643 million, respectively, and the funded status was $599 million and $570 million, respectively. As of September 30, 2026 and 2025, for non-U.S. pension plans, the fair value of plan assets was $316 million and $330 million, respectively, accumulated benefit obligation was $265 million and $276 million, respectively, and the funded status was $51 million and $54 million, respectively.
As of September 30, 2026 and 2025, the amount included in accumulated other comprehensive income (loss) before tax for the U.S. pension plans was $58 million and $56 million, respectively. As of September 30, 2026 and 2025, the amount included in accumulated other comprehensive income (loss) before tax for non-U.S. pension plans was ($65) million for both periods.
Defined Contribution Plan
The Company sponsors a defined contribution plan, or 401(k) plan, that covers its employees residing in the U.S. In fiscal 2026, 2025 and 2024, personnel expenses included $232 million, $220 million, and $212 million, respectively, attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the personnel expenses are incurred.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. For fiscal 2026, the Company’s maximum daily settlement exposure was $168.6 billion and the average daily settlement exposure was $100.4 billion. To mitigate the risk of settlement exposure, the Company has various forms of collateral including restricted cash, restricted cash equivalents, letters of credit, guarantees, pledged securities and beneficial rights to trust assets. As of September 30, 2026 and 2025, the Company had total collateral of $9.7 billion and $8.8 billion, respectively.

Note 13—Derivative and Hedging Instruments
The following table shows the aggregate notional amount of the Company’s derivative instruments:

	September 30,
	2026	2025
	(in millions)
Designated as hedging instruments	$14,716	$9,399
Not designated as hedging instruments	1,597	2,497
Total	$16,313	$11,896
The following table shows the Company’s derivative instruments at gross fair value:

		September 30,
	Balance Sheet Location	2026	2025
		(in millions)
Assets
Designated as Hedging Instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$95	$45
Cross-currency swaps	Other assets	47	—
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	10	17
Total		$152	$62
Liabilities
Designated as Hedging Instruments:
Foreign exchange forward contracts	Accrued liabilities	$66	$196
Cross-currency swaps	Accrued liabilities	—	58
Interest rate swaps(1)	Accrued liabilities and other liabilities	355	50
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Accrued liabilities	10	15
Total		$431	$319
(1)These interest rate swaps were designated as fair value hedges on a portion of the outstanding senior notes. As of September 30, 2026 and 2025, the carrying value of the hedged senior notes was $6.2 billion and $2.4 billion, respectively.
Net Investment Hedges
As of September 30, 2026 and 2025, the amount included in accumulated other comprehensive income (loss) was $48 million and ($176) million, respectively.

The Company recognized pre-tax net gains (losses) as foreign currency translation adjustments in other comprehensive income (loss) as follows:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Cross-currency swaps	$45	$(121)	$(145)
Euro-denominated senior notes	242	(338)	(176)
Total	$287	$(459)	$(321)
Credit and Market Risks
The Company’s derivative instruments are subject to both credit and market risk. The Company monitors the credit worthiness of the counterparties to its derivative instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2026, the Company received collateral of $94 million from counterparties, which is included in accrued liabilities on the consolidated balance sheets, and posted collateral of $55 million, which is included in prepaid expenses and other current assets on the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. As of September 30, 2026, credit and market risks related to derivative instruments were not considered significant.
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
The Company’s long-lived net property and equipment and ROU assets are classified by major geographic areas as follows:

	September 30,
	2026	2025
	(in millions)
U.S.	$1,884	$1,826
International	746	598
Total	$2,630	$2,424
Net revenue by geographic market is primarily based on the location of the issuing or acquiring clients. Net revenue earned in the U.S. was approximately 38%, 39% and 41% of total net revenue in fiscal 2026, 2025 and 2024, respectively. No individual country, other than the U.S., generated 10% or more of total net revenue in these years.
For each of fiscal 2026, 2025 and 2024, the Company had one client that accounted for 11% of its total net revenue.

Note 15—Stockholders’ Equity
The number of shares outstanding and the number of shares of class A common stock on an as-converted basis were as follows:

	September 30,
	2026					2025
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rates)
Series A preferred stock	—	(2)	100.0000		6	—	(2)	100.0000		8
Series B preferred stock	2		0.5830		1	2		0.6690		2
Series C preferred stock	3		0.7140		2	3		0.7640		2
Class A common stock	1,728		—		1,728	1,691		—		1,691
Class B-1 common stock	2		1.5400	(3)	3	5		1.5549	(3)	8
Class B-2 common stock	—	(2)	1.4924	(3)	1	120		1.5223	(3)	183
Class B-3 common stock	61		1.4773	(3)	90	—	(4)	—		—
Class C common stock	9		4.0000		36	9		4.0000		36
Total					1,867					1,930
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
(4)No shares of class B-3 common stock were outstanding prior to the class B-1 and B-2 common stock exchange offer in May 2026. See class B-1 and B-2 common stock exchange offer below for further details.
In August 2025 and July 2024, the Company issued 40,080 and 99,264 shares of series A preferred stock, respectively, in connection with the Anniversary Releases. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
Reduction In As-Converted Shares
Under the terms of the U.S. retrospective responsibility plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B-1, B-2 and B-3 common stock is subject to dilution through a downward adjustment to the rates at which shares of class B-1, B-2 and B-3 common stock ultimately convert into shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table presents the reduction in the number of as-converted class B-1, B-2 and B-3 common stock after deposits into the U.S. litigation escrow account under the U.S. retrospective responsibility plan:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	4	3	5
Effective price per share(1)	$349.29	$343.41	$274.62
Deposits into the U.S. litigation escrow account	$1,280	$875	$1,500
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
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments and completed its Anniversary Releases:

	For the Years Ended September 30,
	2026				2025		2024
	Series B		Series C		Series B	Series C	Series B	Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	1	3	5	6
Effective price per share(2)	$329.55		$330.40		$352.58	$353.32	$272.89	$273.24
Recovery through conversion rate adjustments	$70		$53		$5	$3	$161	$20
Anniversary Releases	$—		$—		$287	$1,137	$1,149	$1,569
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
Common Stock Repurchases
The following table presents share repurchases in the open market:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions, except per share data)
Shares repurchased in the open market(1)	61	54	64
Average repurchase cost per share(2)	$335.49	$335.44	$266.24
Total cost(2)	$20,515	$18,185	$16,958
(1)Shares repurchased in the open market are retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase cost per share and total cost are calculated based on unrounded numbers and include applicable taxes. Shares repurchased in the open market include unsettled repurchases as of September 30, 2026, 2025 and 2024 of $70 million, $30 million and $90 million, respectively.
In April 2025, the Company’s board of directors authorized a $30.0 billion share repurchase program and in April 2026, authorized an additional $20.0 billion share repurchase program. Each authorization provides for multi-year flexibility and has no expiration date. As of September 30, 2026, the Company’s share repurchase programs had remaining authorized funds of $24.4 billion. All share repurchase programs authorized prior to April 2025 have been completed.
Class B Common Stock Exchange Offers
Class B-1 and B-2 common stock exchange offer. In May 2026, Visa accepted 3 million shares of class B-1 common stock and 120 million shares of class B-2 common stock tendered in the exchange offer. In exchange for the shares of class B-1 and B-2 common stock that were retired, Visa issued 61 million shares of class B-3 common stock and 23 million shares of class C common stock. Future conversion rate adjustments for the class B-3 common stock will have four times and two times the impact compared to conversion rate adjustments for the class B-1 and B-2 common stock, respectively.

Class B-1 common stock exchange offer. In May 2024, Visa accepted 241 million shares of class B-1 common stock tendered in the exchange offer. In exchange for the shares of class B-1 common stock that were retired, Visa issued approximately 120 million shares of class B-2 common stock and 48 million shares of class C common stock. Future conversion rate adjustments for the class B-2 common stock will have two times the impact compared to conversion rate adjustments for the class B-1 common stock.
Dividends
In fiscal 2026, 2025 and 2024, the Company declared and paid dividends of $5.1 billion, $4.6 billion and $4.2 billion, respectively. On October 27, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.78 per share of class A common stock (determined in the case of all other outstanding common and preferred stock on an as-converted basis), payable on December 1, 2026, to all holders of record as of November 10, 2026.
Capital Stock
Capital stock authorized. As of September 30, 2026 and 2025, the Company was authorized to issue 25 million shares of preferred stock, of which the following series have been created and authorized: 4 million shares of series A preferred stock, 2 million shares of series B preferred stock and 3 million shares of series C preferred stock. As of September 30, 2026 and 2025, the Company was authorized to issue 2.0 trillion shares of class A common stock, 499 million shares of class B-1 common stock, 123 million shares of class B-2 common stock, 61 million shares of class B-3 common stock, 31 million shares of class B-4 common stock, 15 million shares of class B-5 common stock and 1.1 billion shares of class C common stock.
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
Adjustment of the conversion rates occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the U.S. litigation escrow account (or any cash deposit by the Company in lieu thereof) resulting in a further corresponding decrease in the conversion rates; or (ii) the final resolution of the U.S. covered litigation and the release of funds remaining on deposit in the U.S. litigation escrow account to the Company resulting in a corresponding increase in the conversion rates. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
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
Note 16—Earnings Per Share
The following tables present earnings per share:

	For the Year Ended September 30, 2026
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$20,832	1,689	$12.34	$23,504	(3)	1,907	(3)	$12.32
Class B-1 common stock	73	4	$19.12	$72		4		$19.10
Class B-2 common stock	1,371	73	$18.68	$1,369		73		$18.66
Class B-3 common stock(4)	439	24	$18.48	$438		24		$18.46
Class C common stock	597	12	$49.35	$597		12		$49.30
Participating securities	192	Not presented	Not presented	$192		Not presented		Not presented
Net income	$23,504

	For the Year Ended September 30, 2025
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$17,511	1,714	$10.22	$20,058	(3)	1,966	(3)	$10.20
Class B-1 common stock	77	5	$15.97	$77		5		$15.95
Class B-2 common stock	1,891	120	$15.72	$1,889		120		$15.70
Class C common stock	374	9	$40.87	$373		9		$40.82
Participating securities	205	Not presented	Not presented	$204		Not presented		Not presented
Net income	$20,058

	For the Year Ended September 30, 2024
	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)		Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$15,790	1,621	$9.74	$19,743	(3)	2,029	(3)	$9.73
Class B-1 common stock	2,292	148	$15.46	$2,289		148		$15.45
Class B-2 common stock	752	49	$15.45	$751		49		$15.43
Class C common stock	623	16	$38.97	$623		16		$38.92
Participating securities	286	Not presented	Not presented	$286		Not presented		Not presented
Net income	$19,743
(1)Income allocation is based on the weighted-average number of as-converted class A common stock outstanding as shown in the table below.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
(3)Diluted class A common stock earnings per share calculation includes the assumed conversion of all class B-1, B-2, B-3 and C common stock and participating securities on an as-converted basis as shown in the table below and the incremental common stock equivalents related to employee stock plans, as calculated under the treasury stock method. For fiscal 2026, 2025 and 2024, the common stock equivalents were not material.
(4)No shares of class B-3 common stock were outstanding prior to the class B-1 and B-2 common stock exchange offer in May 2026. See Note 15—Stockholders’ Equity for further details.
The following table presents the weighted-average number of as-converted class A common stock outstanding:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Class B-1 common stock	6	8	235
Class B-2 common stock	111	185	77
Class B-3 common stock(1)	36	—	—
Class C common stock	48	37	64
Participating securities	16	20	29
(1)No shares of class B-3 common stock were outstanding prior to the class B-1 and B-2 common stock exchange offer in May 2026. See Note 15—Stockholders’ Equity for further details.
Note 17—Share-based Compensation
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
For fiscal 2026, 2025 and 2024, the Company recorded share-based compensation cost related to the EIP of $888 million, $861 million and $817 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits for fiscal 2026, 2025 and 2024 were $138 million, $131 million and $128 million, respectively.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.
The fair value of each option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2026	2025	2024
Expected term (in years)(1)	4.25	4.25	4.23
Risk-free rate of return(2)	3.6%	4.2%	4.4%
Expected volatility(3)	23.8%	22.0%	24.1%
Expected dividend yield(4)	0.8%	0.8%	0.8%
Weighted-average fair value per option granted	$76.23	$73.55	$62.55
(1)Based on Visa’s historical exercise experience.
(2)Based on the zero-coupon U.S. Treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(3)Based on the Company’s implied and historical volatilities.
(4)Based on the Company’s annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2025	4,624,212	$207.69
Granted	714,321	$324.13
Forfeited	(43,494)	$306.11
Expired	(1,817)	$291.32
Exercised	(616,285)	$158.70
Outstanding as of September 30, 2026	4,676,937	$230.98	5.79	$600
Options exercisable as of September 30, 2026	3,370,418	$201.05	4.73	$533
Options exercisable and expected to vest as of September 30, 2026(2)	4,643,803	$230.35	5.76	$599
(1)Calculated using the closing stock price on the last trading day of fiscal 2026 of $359.33, less the option exercise price, multiplied by the number of instruments.
(2)Applied a forfeiture rate to unvested options outstanding as of September 30, 2026 to estimate the options expected to vest in the future.
During fiscal 2026, 2025 and 2024, the total intrinsic value of options exercised was $120 million, $237 million and $185 million, respectively, and the tax benefit realized was $11 million, $23 million and $28 million, respectively. As of September 30, 2026, there was $31 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.42 year.

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
The fair value and compensation cost before estimated forfeitures is calculated using the closing price of class A common stock on the date of grant. During fiscal 2026, 2025 and 2024, the weighted-average grant date fair value of RSUs granted was $327.02, $315.21 and $253.29, respectively. During fiscal 2026, 2025 and 2024, the total grant date fair value of RSUs vested was $682 million, $687 million and $616 million, respectively.
The following table summarizes the Company’s RSU activity:

	Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2025	5,544,580	$275.60
Granted	2,818,440	$327.02
Vested	(2,648,604)	$257.31
Forfeited	(435,084)	$301.95
Outstanding as of September 30, 2026	5,279,332	$310.06	$1,897
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2026 of $359.33 by the number of instruments.
As of September 30, 2026, there was $874 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.94 year.
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
The fair value of each performance share incorporating the market condition was estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2026	2025	2024
Expected term (in years)	2.11	1.70	1.93
Risk-free rate of return(1)	3.5%	4.2%	4.8%
Expected volatility(2)	22.3%	19.0%	21.7%
Expected dividend yield(3)	0.8%	0.8%	0.8%
Weighted-average fair value per performance share granted	$344.15	$345.65	$281.85
(1)Based on the zero-coupon U.S. treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(2)Based on the Company’s implied and historical volatilities.
(3)Based on the Company’s annual dividend rate on the date of grant.
Performance shares vest over three years and are subject to earlier vesting in full under certain conditions. During fiscal 2026, 2025 and 2024, the total grant date fair value of performance shares vested and earned was $168 million, $101 million and $81 million, respectively. Compensation cost for performance shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period.
The following table summarizes the maximum number of performance shares which could be earned and related activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of September 30, 2025	1,056,956	$297.00
Granted(2)	381,324	$344.15
Vested and earned	(583,989)	$287.31
Unearned	(133,883)	$309.53
Outstanding as of September 30, 2026	720,408	$327.49	$259
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2026 of $359.33 by the number of instruments.
(2)Represents the maximum number of performance shares which could be earned.
As of September 30, 2026, there was $72 million of total unrecognized compensation cost related to unvested performance shares, which is expected to be recognized over a weighted-average period of approximately 0.90 year.
Note 18—Commitments
As of September 30, 2026, future minimum payments related to sponsorships and software arrangements were as follows:

	For the Years Ending September 30,
	2027	2028	2029	2030	2031	Thereafter	Total
	(in millions)
Future minimum payments	$780	$648	$530	$380	$215	$386	$2,939
Note 19—Income Taxes
The Company’s income before income taxes by fiscal year consisted of the following:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
U.S.	$17,165	$14,776	$14,537
Non-U.S.	10,928	9,418	9,379
Income before income taxes	$28,093	$24,194	$23,916
For fiscal 2026, 2025 and 2024, U.S. income before income taxes included $6.4 billion, $6.0 billion, and $5.1 billion, respectively, of the Company’s U.S. entities’ income from operations outside of the U.S.

Income tax provision by fiscal year consisted of the following:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Current:
U.S. federal	$2,351	$1,879	$2,694
State and local	362	251	298
Non-U.S.	2,507	1,854	1,281
Total current taxes	5,220	3,984	4,273
Deferred:
U.S. federal	(569)	102	(132)
State and local	(4)	9	(18)
Non-U.S.	(58)	41	50
Total deferred taxes	(631)	152	(100)
Total:
U.S. federal	1,782	1,981	2,562
State and local	358	260	280
Non-U.S.	2,449	1,895	1,331
Income tax provision	$4,589	$4,136	$4,173
Beginning in fiscal 2026, the Company adopted ASU 2023-09 on a prospective basis. For fiscal 2026, the following table presents a reconciliation of the income tax provision to the amount of income tax determined by applying the U.S. federal statutory income tax rate to income before income taxes:

	For the Year Ended September 30, 2026
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$5,900	21.0%
U.S. federal:
Effects of cross border laws
Foreign-derived intangible income deduction	(686)	(2.4%)
Other, net	(192)	(0.7%)
Tax credits(1)	(540)	(1.9%)
Other(2)	(309)	(1.1%)
State and local, net of federal benefit(3)	283	1.0%
Non-U.S. tax effect:
Singapore
Tax incentive	(498)	(1.8%)
Global minimum tax	293	1.0%
Other	(192)	(0.7%)
Other non-U.S. jurisdictions	530	1.9%
Income tax provision	$4,589	16.3%
(1)Includes credits related to legal settlements, foreign tax credits, clean energy tax credits, and research and development credits.
(2)Other includes a $314 million deferred tax benefit recognized due to a change in the U.S. taxation of certain foreign earnings.
(3)State and local income taxes in California, New York, and New Jersey comprise the majority of state and local income taxes, net of federal benefit.

For fiscal 2025 and 2024, the following table presents a reconciliation of the income tax provision to the amount of income tax determined by applying the U.S. federal statutory income tax rate to income before income taxes:

	For the Years Ended September 30,
	2025		2024
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$5,081	21%	$5,022	21%
State income taxes, net of federal benefit	244	1%	258	1%
Non-U.S. tax effect, net of federal benefit	(775)	(3%)	(828)	(4%)
Conclusion of audits	—	—%	(223)	(1%)
Tax position taken on certain expenses	(263)	(1%)	—	—%
Other, net	(151)	(1%)	(56)	—%
Income tax provision	$4,136	17%	$4,173	17%
Effective through September 30, 2028, the Company’s operating hub in the Asia Pacific region is subject to a tax incentive in Singapore which is conditional upon meeting certain requirements. In fiscal 2026, 2025 and 2024, the tax incentive decreased Singapore tax by $498 million, $453 million and $419 million, and the gross benefit of the tax incentive on diluted earnings per share was $0.26, $0.23 and $0.21, respectively.
Deferred Income Taxes
The following table presents the significant components of deferred tax assets and liabilities:

	September 30,
	2026	2025
	(in millions)
Deferred tax assets:
Accrued compensation and benefits	$400	$250
Accrued litigation	196	690
Client incentives	1,107	288
Net operating loss carryforwards	273	258
Comprehensive loss	36	206
Federal benefit of state taxes	70	74
Other	174	26
Valuation allowance	(273)	(264)
Total deferred tax assets	1,983	1,528
Deferred tax liabilities:
Property, equipment and technology, net	(287)	(296)
Intangible assets	(6,558)	(6,532)
Other	(151)	(121)
Total deferred tax liabilities	(6,996)	(6,949)
Net deferred tax liabilities	$(5,013)	$(5,421)
As of September 30, 2026 and 2025, net deferred tax assets of $171 million and $128 million, respectively, were reflected in other assets on the consolidated balance sheets.
Deferred tax assets were reduced by a valuation allowance. Except for deferred tax assets subject to a valuation allowance, management believes it is more likely than not that sufficient taxable income will be available to realize the deferred tax assets. The fiscal 2026 and 2025 valuation allowances relate primarily to foreign net operating loss carryforwards from subsidiaries acquired in recent years.

As of September 30, 2026, the Company had $1.1 billion of gross foreign net operating loss carryforwards, which may be carried forward indefinitely.
Income Taxes Paid
The following table presents cash paid for income taxes, net of refunds, as required by ASU 2023-09:

For the Year Ended September 30, 2026
(in millions)
U.S. federal(1)	$2,955
State and local	392
Non-U.S.
United Kingdom	1,556
Other	781
Total cash paid for income taxes, net of refunds	$5,684
(1)For fiscal 2026, cash paid for U.S. federal income taxes includes $1.9 billion related to clean energy tax credits.
Cash taxes paid are not directly comparable to the income tax provision primarily due to the timing of estimated payments, purchases of clean energy tax credits, and utilization of tax attributes.
As of September 30, 2026 and 2025, current income taxes receivable of $502 million and $232 million, respectively, were included in prepaid expenses and other current assets; non-current income taxes receivable of $721 million and $427 million, respectively, were included in other assets; income taxes payable of $380 million and $512 million, respectively, were included in accrued liabilities; and accrued income taxes of $571 million and $309 million, respectively, were included in other liabilities on the consolidated balance sheets.
Uncertain Tax Positions
The Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
As of September 30, 2026, 2025 and 2024, the Company’s total gross unrecognized tax benefits were $1.8 billion, $1.7 billion and $3.8 billion, respectively, exclusive of interest and penalties. Included in the $1.8 billion, $1.7 billion and $3.8 billion were $1.6 billion, $1.5 billion and $1.4 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
The following table presents a reconciliation of beginning and ending unrecognized tax benefits by fiscal year:

	For the Years Ended September 30,
	2026	2025	2024
	(in millions)
Balance as of beginning of period	$1,672	$3,750	$3,497
Increase related to prior years	6	281	148
Decrease related to prior years	(22)	(2,455)	(322)
Increase related to current year	164	150	556
Decrease related to settlements with taxing authorities	(42)	(49)	(127)
Decrease related to lapsing statute of limitations	(4)	(5)	(2)
Balance as of end of period	$1,774	$1,672	$3,750
In fiscal 2026, 2025 and 2024, the Company recognized net interest expense of $23 million, reversed net interest expense of $140 million, and recognized net interest expense of $29 million, respectively, related to uncertain tax positions. As of September 30, 2026 and 2025, the Company had accrued interest of $183 million and $160 million, respectively, related to uncertain tax positions.

The Company’s U.S. federal income tax returns for fiscal 2019 through 2022 are under examination. For fiscal 2008 through 2018, an unresolved issue remains related to certain income tax deductions. For fiscal 2008 through 2015, the Company filed a complaint with the U.S. Court of Federal Claims challenging the Internal Revenue Service’s position and for fiscal 2016 through 2018, the Company filed an administrative appeal. Except for this issue, the federal statute of limitations has expired for fiscal years prior to 2016.
The Company’s California income tax returns for fiscal 2016 through 2021 are under examination and refund claims filed for fiscal 2012 through 2015 are under administrative appeal. Except for the refund claims, the California statute of limitations has expired for fiscal years prior to 2016.
India tax authorities completed assessments of the Company’s income tax returns for taxable years falling within the period from fiscal 2019 to 2024. The Company objected to these assessments and filed appeals to the appellate authorities.
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
The following table summarizes the activity related to accrued litigation:

	For the Years Ended September 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$3,033	$1,727
Provision for uncovered legal matters	162	352
Provision for covered legal matters	1,696	2,232
Payments for legal matters	(3,901)	(1,278)
Balance as of end of period	$990	$3,033
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

The following table summarizes the accrual activity related to U.S. covered litigation:

	For the Years Ended September 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$2,698	$1,537
Provision for interchange multidistrict litigation	1,602	2,210
Payments for U.S. covered litigation	(3,677)	(1,049)
Balance as of end of period	$623	$2,698
During fiscal 2026, the Company recorded additional accruals of $1.6 billion and deposited $1.3 billion into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The accrual balance is consistent with the Company’s best estimate of its share of a probable and reasonably estimable loss with respect to the U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	For the Years Ended September 30,
	2026	2025
	(in millions)
Balance as of beginning of period	$9	$72
Provision for VE territory covered litigation	94	22
Payments for VE territory covered litigation	(12)	(85)
Balance as of end of period	$91	$9
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
Indirect Purchaser Claims. Three complaints have been filed against Visa and other defendants asserting violations of certain state antitrust laws and seeking recovery as indirect purchasers. A complaint was filed by Old Jericho Enterprise, Inc. on May 29, 2020, against Visa and Mastercard on behalf of a purported class of gasoline retailers operating in 24 states and the District of Columbia. Two separate complaints were subsequently filed in 2021 against Visa and Mastercard on behalf of a purported class of merchants located in 25 states and the District of Columbia who have taken payment using the Square card acceptance service — one by Hayley Lanning and others and one by Camp Grounds Coffee and others. Plaintiffs in all three actions subsequently served motions for partial summary judgment, which were denied by the district court. The U.S. Court of Appeals for the Second Circuit affirmed the district court’s decision, and the Lanning, Camp Grounds and Old Jericho plaintiffs subsequently filed respective petitions for panel rehearing or rehearing en banc, which were denied.
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
On March 25, 2024, Visa and Mastercard entered into a settlement agreement to resolve the Injunctive Relief Class claims. Following the agreement, the plaintiffs filed a motion for preliminary approval of the settlement, which was denied on June 25, 2024. On November 10, 2025, Visa and Mastercard entered into a superseding amended settlement agreement to resolve the Injunctive Relief Class claims, and the plaintiffs moved for preliminary approval of the settlement, which was granted on June 9, 2026. On July 15, 2026, the Injunctive Relief Class plaintiffs filed a motion for final approval of the settlement.
On April 21, 2026, three merchants in the Damages Class moved for partial summary judgment in MDL 1720, seeking a declaration that the forward-looking release in the Amended Settlement Agreement is invalid and unenforceable under federal law. See Potayto-Potahto Interchange Litigation. On June 16, 2026, Visa and Mastercard filed a motion to enforce the Amended Settlement Agreement against the three merchant plaintiffs. The district court deemed the merchants’ motion as seeking reconsideration of the court’s approval of the Amended Settlement Agreement. On September 29, 2026, the district court found the forward-looking release valid and denied the motion for reconsideration and motion to enforce the Amended Settlement Agreement. On October 1, 2026, the three merchants filed a notice of appeal.
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
Visa has reached settlements with a number of merchants representing approximately 96% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
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
In July 2024, the Judicial Panel on Multidistrict Litigation remanded the action led by Target Corporation and action led by 7-Eleven, Inc. to the U.S. District Court for the Southern District of New York and remanded the action led by Grubhub Holdings Inc. to the U.S. District Court for the Northern District of Illinois. As a result of settlements reached, all actions in the Southern District of New York and the Northern District of Illinois have been resolved.
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
On March 24, 2025, the magistrate judge recommended that the motion for injunction be denied, and the district court adopted the recommendation on August 22, 2025. On August 12, 2026, the parties in the actions brought by Intuit and Block filed motions for summary judgment.
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
VE Territory Covered Litigation
Since July 2013, a number of merchants have filed claims or threatened litigation against Visa Europe, Visa Inc. and other Visa subsidiaries in the United Kingdom (UK) and other countries, primarily relating to interchange rates in Europe and, in some cases, relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, other European domestic, intra-European Economic Area and/or other inter-regional. Visa has resolved a substantial number of these claims through settlement, but a significant number remain. In addition, merchants continue to threaten similar proceedings. The Company anticipates additional claims in the future.
On June 17, 2020, the Supreme Court of the UK found that Visa’s UK domestic interchange before the introduction of the Interchange Fee Regulation (IFR) restricted competition, a case which was subsequently settled. On November 26, 2021, the UK Competition Appeal Tribunal (CAT) found that the question of whether domestic interchange fees are a restriction of competition after the introduction of the IFR, along with inter-regional and commercial interchange fees across all time periods, would need to be resolved at trial, a ruling that was subsequently affirmed by the UK Court of Appeal. Following a 2024 trial, on June 27, 2025, the CAT issued a decision finding that certain interchange rates restrict competition under UK competition law, which has been appealed. Following a 2025 trial, on February 18, 2026, the CAT issued a decision finding that merchants, except in certain categories, did not pass on interchange. The decision is being appealed.
On December 19, 2024, the UK Court of Appeal issued a decision restricting Merchant damages to six years preceding the claim filing.
On June 1, 2022, two class action claims were filed against Visa with the CAT on behalf of UK businesses that accepted Visa-branded payment cards at any time since June 1, 2016, alleging that UK domestic, intra-European Economic Area and inter-regional interchange fees on commercial cards, and inter-regional interchange fees on consumer cards, are anti-competitive. The CAT subsequently granted class certification of the claim regarding interchange fees on commercial cards only.
On July 8, 2025, Visa was served with a class action claim in the Netherlands on behalf of Dutch merchants against several Visa entities. The claim alleges that inter-regional interchange fees on transactions at Dutch merchants are a restriction of competition and seeks damages from 1992 to present. Visa challenged the jurisdiction of Dutch courts to hear the claim, which was denied on August 12, 2026.
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
The full scope of potential damages for these claims is not yet known because not all merchant claims have been served and Visa has substantial defenses. However, the claims that have been issued, served and/or preserved, seek, in the aggregate, several billion euros in damages. The Europe retrospective responsibility plan covers liabilities and losses relating to the covered period. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
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
In October 2025, Visa’s motions to dismiss the consolidated merchant and cardholder complaints were granted in part and denied in part. Separately, in August 2025, the court denied, Visa’s motion filed in the U.S. District Court for the Eastern District of New York to compel dismissal of certain claims asserted by certain putative class representatives. Visa has appealed that decision to the U.S. Court of Appeals for the Second Circuit.
On February 27, 2026, merchants and cardholders filed further amended consolidated complaints, each adding several putative class representatives.

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
On December 10, 2025, the court granted Visa’s motion to dismiss the amended complaint with leave to amend and denied its motion to strike as moot. Plaintiff subsequently filed a second amended complaint, and on June 29, 2026, the court granted Visa’s motion to dismiss the second amended complaint without leave to amend.
Derivative Cases
Between January 31, 2025, and March 27, 2025, three shareholder derivative actions were filed in the U.S. District Court for the Northern District of California. These actions are purportedly brought by shareholders on behalf of Visa Inc. and against certain current and former directors and officers. Collectively, the actions assert claims for breach of fiduciary duty and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 for failing to disclose that Visa was in violation of U.S. federal antitrust laws, as alleged in the lawsuit filed by the U.S. Department of Justice on September 24, 2024 (see U.S. Department of Justice matter), as well as claims under Sections 20(a) and 21D of the Exchange Act, and for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, insider trading, and aiding and abetting. Plaintiffs seek monetary damages, corporate governance changes, and other equitable relief on behalf of Visa Inc., in addition to attorneys’ fees and costs. The court closed the cases on September 21, 2026 following plaintiffs’ voluntary, without-prejudice dismissal.
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
U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa and Mastercard in the U.S. District Court for the District of Columbia. The complaint challenges Visa’s rule (and a similar Mastercard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act and seek treble damages, injunctive relief and attorneys’ fees. On August 4, 2021, the district court granted plaintiffs’ motion for class certification. On February 18, 2026, Visa and Mastercard moved for summary judgment, and the plaintiffs moved for partial summary judgment. On September 30, 2026, the district court granted defendants’ motion for summary judgment in part and dismissed the case, and plaintiffs subsequently appealed.
On August 20, 2025, Cardtronics USA, Inc., filed an opt-out complaint against Visa and Mastercard in the U.S. District Court for the District of Columbia seeking damages, injunctive relief, and attorneys’ fees based on allegations similar to those alleged in the class complaint. Visa and Cardtronics reached a settlement and on

October 26, 2026, Cardtronics and Visa filed a joint stipulation of dismissal of all claims by Cardtronics against Visa with prejudice.
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
Visa and Mastercard entered into a class settlement agreement with plaintiffs in Burke, which the court preliminarily approved on August 14, 2026.
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
On April 28, 2026, the court granted final approval of the class settlements between plaintiffs and Discover, plaintiffs and American Express, and plaintiffs, Visa, and Mastercard.
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

European Commission Acquirer Fees Investigation
On August 30, 2024, the European Commission (EC) informed Visa that it has opened a preliminary investigation into Visa’s fees charged to acquirers. Visa is cooperating with the EC in connection with the investigation.
German ATM Litigation
Beginning in December 2021, Visa was served with claims in Germany brought by German banks against Visa Europe and Visa Inc. The banks claim that Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals are anti-competitive, and the majority seek damages. Visa has filed challenges to the jurisdiction of the German courts to hear these claims. Jurisdictional challenges have been granted in some claims and denied in other claims, and these decisions have been appealed. Several of Visa’s jurisdictional challenges are pending in the German Federal Court of Justice and on June 18, 2026, the German Federal Court of Justice requested a preliminary ruling from the European Court of Justice regarding questions relating to Visa’s jurisdictional challenges.
Europe Interchange Litigation
On June 20, 2025, Visa was served with claims by a group of Swiss merchants filed in the Zurich Commercial Court against several Visa entities. The claims allege that interchange fees on transactions in Switzerland are an unlawful restriction of competition and seek damages from June 2022.
Beginning on April 20, 2026, several merchant groups from across Europe filed claims in the UK High Court against several Visa entities. The merchants allege that interchange fees on transactions in Europe are an unlawful restriction of competition and seek damages for a variety of multi-year claim periods.
On October 5, 2026, a class action claim was filed against Visa with the CAT on behalf of UK businesses alleging that UK post-Brexit intra-European Economic Area interchange fees on card-not-present transactions on consumer cards are anti-competitive. On October 23, 2026, two class action claims were filed against Visa with the CAT on behalf of UK businesses alleging that UK domestic, intra-European Economic Area, and inter-regional interchange fees on consumer transactions are anti-competitive. Plaintiffs in these class actions seek damages from October 2020.
On October 22, 2026, a class action claim was filed against Visa with the CAT on behalf of UK consumers, alleging that UK domestic, intra-European Economic Area, and inter-regional interchange fees on consumer and commercial transactions are anti-competitive. Plaintiffs seek damages from March 2017 to October 2026.
Potayto-Potahto Interchange Litigation
On April 21, 2026, Potayto-Potahto, LLC and two other merchants filed a class action complaint in the U.S. District Court for the Southern District of New York against Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated, and Mastercard International Incorporated, asserting violations of federal antitrust laws consistent with allegations made in MDL 1720. The complaint is brought on behalf of merchants that have accepted Visa and/or Mastercard credit cards since January 25, 2019, and seeks damages from that date. On May 13, 2026, the defendants’ motion to stay was granted staying all deadlines in the case until resolution of plaintiff’s motion for partial summary judgment in MDL 1720 or further order from the Court. On August 6, 2026, the MDL Panel transferred the case to MDL 1720. See Interchange Multidistrict Litigation (MDL) - Class Actions.
The Pizza Standard Interchange Litigation
On September 30, 2026, The Pizza Standard LLC filed a class action complaint in the U.S. District Court for the Eastern District of New York against Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated, Mastercard International Incorporated and certain U.S. financial institutions, asserting violations of federal and state antitrust laws consistent with the allegations made in MDL 1720. The complaint is brought on behalf merchants that began accepting Visa and/or Mastercard credit cards from January 25, 2019 and seeks damages and declaratory relief. On October 9, 2026, the district court transferred the case to MDL 1720.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2026 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2026.
The effectiveness of our internal control over financial reporting as of September 30, 2026, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting
Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements and instances of fraud. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives. Projections of any evaluation of effectiveness to future periods are subject to the risks discussed in Part I, Item 1A—Risk Factors of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
(b) Trading Plans
For the three months ended September 30, 2026, the following officer adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, which is intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:

Name	Title	Adoption Date	Expiration Date(1)	Maximum Number of Shares of Class A Common Stock to be Sold
Paul D. Fabara	Chief Risk and Client Services Officer	July 31, 2026	December 31, 2026	26,200	(2)
(1)Each trading arrangement permits transactions through and including the earlier of (a) the completion of all sales or (b) the date listed in the table.
(2)Includes shares issuable upon the vesting of performance shares.
No other officers or directors adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2026.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
We will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (Proxy Statement) no later than 120 days after the end of the fiscal year ended September 30, 2026. The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.
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
See Index to Consolidated Financial Statements in Item 8 of this report.
2.Consolidated Financial Statement Schedules
None.
3.The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index herein.
ITEM 16.    Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1#	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited	8-K	001-33977	2.1	5/10/2016

3.1	Ninth Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/28/2026

3.2	Amended and Restated Bylaws of Visa Inc.	8-K	001-33977	3.2	7/15/2026

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.3	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.4	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.5	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

4.6	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.7	Form of 0.750% Senior Note due 2027	8-K	001-33977	4.1	8/17/2020

4.8	Form of 1.900% Senior Note due 2027	8-K	001-33977	4.1	4/2/2020

4.9	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.10	Form of 2.250% Senior Note due 2028	8-K	001-33977	4.1	5/15/2025

4.11	Form of 2.000% Senior Note due 2029	8-K	001-33977	4.2	6/1/2022

4.12	Form of 3.800% Senior Note due 2029	8-K	001-33977	4.1	2/12/2026

4.13	Form of 2.050% Senior Note due 2030	8-K	001-33977	4.2	4/2/2020

4.14	Form of 1.100% Senior Note due 2031	8-K	001-33977	4.2	8/17/2020

4.15	Form of 4.100% Senior Note due 2031	8-K	001-33977	4.2	2/12/2026

4.16	Form of 3.125% Senior Note due 2033	8-K	001-33977	4.2	5/15/2025

4.17	Form of 4.400% Senior Note due 2033	8-K	001-33977	4.3	2/12/2026

4.18	Form of 2.375% Senior Note due 2034	8-K	001-33977	4.3	6/1/2022

4.19	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.20	Form of 4.700% Senior Note due 2036	8-K	001-33977	4.4	2/12/2026

4.21	Form of 3.500% Senior Note due 2037	8-K	001-33977	4.3	5/15/2025

4.22	Form of 2.700% Senior Note due 2040	8-K	001-33977	4.3	4/2/2020

4.23	Form of 3.875% Senior Note due 2044	8-K	001-33977	4.4	5/15/2025

4.24	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.25	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.26	Form of 2.000% Senior Note due 2050	8-K	001-33977	4.3	8/17/2020

4.27+	Description of Securities

10.1	Form of Indemnity Agreement	10-Q	001-33977	10.1	1/31/2020

10.2
Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.
		S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4ø	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc.	S-4/A	333-143966	10.17	7/24/2007

10.5#	Amended and Restated Five Year Revolving Credit Agreement, dated as of May 31, 2023, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein	10-Q	001-33977	10.1	07/26/2023

10.6ø	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.18	Form of Makewhole Agreement effective May 6, 2024	S-4A	333-276747	99.2	3/11/2024

10.19	Form of Makewhole Agreement effective May 11, 2026	8-K	001-33977	10.1	5/12/2026

10.20	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.21	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.22*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.23*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.24*	Visa Inc. 2007 Equity Incentive Compensation Plan, amended and restated as of January 26, 2021	8-K	001-33977	10.22	1/27/2021

10.25*	Visa Inc. Incentive Plan, as amended and restated as of July 18, 2022	10-Q	001-33977	10.1	7/28/2022

10.26*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.27*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.28*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.29*	Visa Inc. Executive Severance Plan, effective as of January 1, 2022	10-Q	001-33977	10.8	1/28/2022

10.30*	Visa Executive Officer Cash Severance Policy, effective as of November 6, 2023	10-K	001-33977	10.28	11/15/2023

10.31*	Visa Inc. Clawback Policy, as amended and restated November 1, 2023	10-K	001-33977	10.29	11/15/2023

10.32*	Visa Inc. Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.34*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.35*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-K	001-33977	10.34	11/18/2021

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.1	1/31/2019

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.6	1/31/2019

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after January 1, 2021	10-K	001-33977	10.44	11/18/2021

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2021	10-Q	001-33977	10.3	1/28/2022

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.5	1/28/2022

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2021	10-Q	001-33977	10.6	1/28/2022

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.1	4/27/2023

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.2	4/27/2023

10.45*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after January 23, 2023	10-Q	001-33977	10.3	4/27/2023

10.46*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2024	10-Q	001-33977	10.1	1/31/2025

10.47*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2024	10-Q	001-33977	10.2	1/31/2025

10.48*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2024	10-Q	001-33977	10.3	1/31/2025

10.49*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted on and after January 28, 2025	10-Q	001-33977	10.1	4/30/2025

10.50*	Form of Amendment Notification to Stock Option and Performance Share Award Holders	10-Q	001-33977	10.4	4/27/2023

10.51*	Offer Letter and One-Time Cash Award Agreement, dated June 13, 2023, between Visa Inc. and Chris Suh	8-K	001-33977	99.2	06/20/2023

10.52*	Aircraft Time Sharing Agreement, effective January 30, 2023, between Visa and Ryan McInerney	10-Q	001-33977	10.6	4/27/2023

10.53*	Amendment to the Aircraft Time Sharing Agreement, dated as of May 20, 2025, between Visa and Ryan McInerney	10-Q	001-33977	10.1	7/30/2025

19.1+	Prevention of Insider Trading Policy, as Amended and Restated on September 9, 2026

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

VISA INC.

By:	/s/ Ryan McInerney
Name:	Ryan McInerney
Title:	Chief Executive Officer
Date:	November 5, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan McInerney	Chief Executive Officer and Director	November 5, 2026
Ryan McInerney	(Principal Executive Officer)

/s/ Chris Suh	Chief Financial Officer	November 5, 2026
Chris Suh	(Principal Financial Officer)

/s/ Peter Andreski	Global Corporate Controller, Chief Accounting Officer	November 5, 2026
Peter Andreski	(Principal Accounting Officer)

/s/ John F. Lundgren	Board Chair	November 5, 2026
John F. Lundgren

/s/ Lloyd A. Carney	Director	November 5, 2026
Lloyd A. Carney

/s/ Kermit R. Crawford	Director	November 5, 2026
Kermit R. Crawford

/s/ Francisco Javier Fernández-Carbajal	Director	November 5, 2026
Francisco Javier Fernández-Carbajal

/s/ Teri L. List	Director	November 5, 2026
Teri L. List

/s/ Denise M. Morrison	Director	November 5, 2026
Denise M. Morrison

/s/ Pamela Murphy	Director	November 5, 2026
Pamela Murphy

/s/ William Ready	Director	November 5, 2026
William Ready

/s/ Linda J. Rendle	Director	November 5, 2026
Linda J. Rendle

/s/ Maynard G. Webb, Jr.	Director	November 5, 2026
Maynard G. Webb, Jr.